Form 10-K
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1995-03-31
CIK 315275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                                Commission File
For the year ended December 31, 1994                        No. 0-9684

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Massachusetts                                           04-2693546
(State or other jurisdiction of                              (I.R.S. Employer
incorporation  or organization)                             Identification No.)

One International Place, Boston, Massachusetts                    02110
   (Address of principal executive offices)                    (Zip  Code)

Registrant's telephone number including area code:           (617) 330-8600

         Securities registered pursuant to Section 12(b) of the Act: None

         Securities registered pursuant to Section 12(g) of the Act:

                                       Units of Limited Partnership Interest
                                                 (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     No voting stock is held by nonaffiliates of the Registrant.

          DOCUMENTS INCORPORATED BY REFERENCE



Part of the
 Form 10-K                          Documents Incorporated by Reference



     I Pages 16-23 of the Prospectus of the registrant dated June 9, 1980 (the "Prospectus")



     III  Pages 7-9 and 23-25 of the Prospectus

                                                      PART I

Item 1.     Business.

          Winthrop Partners 80 Limited Partnership (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980, for the purpose of owning and leasing commercial and industrial real properties. The Partnership was initially capitalized with contributions of $1,000 from each of the two General Partners and $5,000 from the Initial Limited
     Partner. On February 21, 1980, the Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to a public offering of 50,000 units of limited partnership interest ("Units") at a purchase price of $500 per Unit (an aggregate of $25,000,000). The Registration Statement was declared effective on June 9, 1980. The offering terminated in February 1981, at which time 45,636 Units, representing capital contributions from Limited Partners of $22,818,000, had been subscribed for.

          The Partnership's General Partners are One Winthrop Properties, Inc. (the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company)(the "Associate General Partner"). One Winthrop Properties, Inc. is a Massachusetts corporation which is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. The Associate General
     Partner was a Massachusetts general partnership until 1990, when it was converted to a Massachusetts limited partnership. Mr. Halleran is a director of First Winthrop and One Winthrop Properties, Inc. The general partner of the Associate General Partner is Arthur J. Halleran, Jr.

          Until December 22, 1994, Mr. Halleran was also the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus") which is the sole general partner of WFA. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprise the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which is A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco are currently held by certain employees of NACC. Such securities are subject to a call option agreement pursuant to which NACC may, at any time, elect to purchase such securities for $1.00.

          The Partnership's only business is owning and leasing improved real estate. The Partner- ship's investment objectives and policies are described at pages 16-23 of its Prospectus dated June 9, 1980 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an Exhibit and incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424(b) on June 19, 1980.

          In December 1981, the Partnership completed its investment of the net proceeds of the Li- mited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's current reserves of approximately $250,000 are invested in money market instruments. Seven properties have been sold: one in 1989, two in 1991, two in 1992 and two in 1993. See, "Disposition," below. Many of the properties are lo- cated in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. The Partnership's future cash distributions will include ongoing disbursements from rental income and one-time disbursements of sale proceeds. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Distributions of sale proceeds will be made as a partial return of capital. Per the Partnership Agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original Capital Contribution. The general partners' 8% share of sale proceeds would be paid subsequently. The following table contains descriptions of the remaining 11 properties, the terms of acquisition, the tenants to which they are leased and the terms of the leases.

                                        Total Cost
     Tenant                Date  of       of the               Tenant  Use
Property/Location          Purchase     Property(1)            of Property


Dairymart
 Bolivar, OH(4)             9/23/80      $  178,163            Convenience
                                   Food Store


 Creston, OH                9/23/80         150,695                  "

 Ashtabula, OH              9/23/80         151,815                  "

 Royal Oak, MI              9/23/80         199,237                  "

 St. Clair Shores, MI       9/23/80         173,680                  "

Toys "R" Us, Inc.
 Livingston, NJ            11/19/80       2,127,950             Retail Toy
                                     Store

Toys "R" Us, Inc.
  Beaumont, TX             11/19/80       2,234,050                  "

Motorola, Inc.             12/24/80         982,617             Retail Dept
 Mt. Pleasant, IA(6)                                             Store

Duckwall-Alco Stores, Inc. 12/24/80         972,007                  "
 Nebraska City, NE(7)


Wal-Mart Stores, Inc.
 Bowling Green, KY         12/30/80       1,877,000            Retail Dept.
                                     Store


 Victoria, TX              12/30/80       3,121,436                  "



                           Type of Lease         Tenant             1994
     Tenant                 & Initial           Renewal           Annual          Current Term
Property/Location           Term (2)(3)          Options         Base Rent        Expiration Date


Dairymart
 Bolivar, OH(4)            Triple Net        5 successive        $ 18,707            6/30/96
                           13 years          options for up
                           % Rent            to 5 yrs. each

 Creston, OH                    "                  "               15,650            6/30/98

 Ashtabula, OH                  "                  "               15,940            6/30/95

 Royal Oak, MI                  "                  "               20,920            6/30/98

 St. Clair Shores, MI           "                  "               18,236            6/30/98

Toys "R" Us, Inc.
 Livingston, NJ             Triple Net        7 successive        214,000(5)         1/01/01
                            20 yrs.           options for 5
                            % Rent            years each
Toys "R" Us, Inc.
  Beaumont, TX                  "                  "              224,700            1/01/01

Motorola, Inc.              Triple Net        1 option for        111,600           11/30/97
 Mt. Pleasant, IA(6)         1 year(7) step    1 year

Duckwall-Alco Stores, Inc.  Triple Net
 Nebraska City, NE(7)       20 years(8)       No remaining        109,200(7)         12/22/00(7)
                            step/% Rent       options

Wal-Mart Stores, Inc.
 Bowling Green, KY          Triple Net         5 successive        361,493(8)        12/23/00
                            20 years           options for
                            % Rent             5 yrs. each

 Victoria, TX                    "                 "               352,262(9)        12/23/00


     (1)  Includes acquisition fees and expenses.

     (2) All leases commenced on date of purchase by the Partnership, except the lease with Motorola, Inc. which commenced on September 29, 1989.


     (3)  Definitions: Triple Net - All operating expenses paid by tenant.

          % Rent - Additional rent payable by tenant in excess of base rent if annual gross sales exceed certain minimum levels.

          Step Rent - Rent payable by tenant periodically increases over time.


     (4) During 1987 Dairymart became associated with The Lawson Company and all Lawson Company stores changed their name to Dairymart.


     (5)  Additional percentage rent of $52,919 was received in 1994.


     (6) In 1989, after the original tenant, Duckwall-Alco Stores, Inc., filed for bankruptcy protection, a new lease for a one-year term with the new tenant, Motorola, Inc., was entered into. The lease was amended in 1990 and 1991.


     (7) In 1989, after the tenant filed for bankruptcy protection, this lease was renegotiated providing the tenant with the option to terminate the lease in 1992, 1995 and 1998. The annual base rent reflects a rent increase in 1991. Additional percentage rent of $688 was received in 1993 and no percentage rent was received in 1994.


     (8) Additional percentage rent of $203,473 was received in 1994. The Partnership modified the existing base, effective November 1994, by increasing the annual base lease payment by $150,000 reducing the percentage rents by $150,000 and allowing Wal-Mart to sublease the property to another retail operator.


     (9) Additional percentage rent of $181,636 was received in 1994. The tenant vacated the store in 1994. The Partnership will continue to receive base rent but does not expect to receive percentage rent payments in the future.



          The Partnership owns the fee interest in each of these properties and acquired all of the properties solely with Partnership capital and without any mortgage financing. All of these properties are commercial or industrial in nature. Each of these properties is under a triple net lease to a single tenant. The initial terms of the original leases were at least ten years from the date of acquisition. Each of the tenants is a public company or a subsidiary of a public company.

          Tenants with 1994 rental payments, including percentage rents, of 10% or more of the Partnership's total annual revenue, are as follows: Wal-Mart Stores, Inc. store in Victoria, Texas, 30%; Wal-Mart Stores, Inc. in Bowling Green, Kentucky, 24%; Toys "R" Us, Inc. in Livingston, New Jersey, 15%; and Toys "R" Us, Inc. in Beaumont, Texas, 13%. The Partnership expects the percentage of the total Partnership income from Wal-mart in Victoria, Texas to be reduced in the future. The Partnership expects the rental payments from the other tenants to amount to approximately the same respective percentages of the Partnership's total income in 1995.

          The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties. In addition, the tenants are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities.

          In the opinion of the general partners of the Partnership, the Properties are adequately covered by insurance.

          Each retail tenant is subject to competition from other companies offering similar products in the locations of the property leased by such tenant. In addition, the Partnership anticipates that it would be subject to significant competition in attracting tenants upon the expiration or termination of any of the leases of its properties. The Partnership has no control over the tenants' responses to competitive conditions impacting the businesses operated by the tenants at each of the properties.

Employees

          The Partnership does not have any employees. Services are performed for the Partnership by its General Partners, and by agents retained by the General Partners, includ- ing an affiliate of the General Partners, Winthrop Management.

Item 2.       Properties.

          The Partnership sold seven properties and owns the remaining eleven properties. A discussion of the disposition of the seven properties is found below. In addition, please refer to the table in Item. 1. Business, which contains descriptions of the remaining eleven properties, the terms of their acquisition, the tenants to which they are leased, and the terms of the leases.

Disposition of Seven of the Partnership's Properties

          1. Circuit City, Gaithersburg, MD. The sale of the property closed on September 28, 1989. The property was sold to a third party for $970,000 which is an increase over the original purchase price of $512,127. The cash-on-cash return provided by the property during its holding period was approximately 19% per annum, taking into account the quarterly distributions attributable to the property and the profit incurred on sale. The Partnership's original investment in this property represented approximately 2.5% of the initial offering proceeds. The Partnership distributed to the limited partners all of the net proceeds with the 1989 Third Quarter distribution. On a per-unit basis, $10.21 was a return of capital and $9.91 was profit, totaling $20.12 per unit.

          2. Electric Power Research Institute, Charlotte, NC. The sale of the property closed on January 15, 1991. The property was sold for $4,750,000 which is an increase over the original purchase price of $4,167,774. The cash-on-cash return provided by the property during its holding period was approximately 11% per annum, taking into account the quarterly distributions attributable to the property and the profit incurred on sale. The Partnership's original investment in this property represented approximately 20.57% of the initial offering proceeds. The Partnership distributed to the limited partners all of the net proceeds with the 1991 First Quarter distribution. On a per-unit basis, $91 was a return of capital and $13 was profit, totalling $104 per unit.

          3. NCNB, Johnston, NC. The sale of the property closed on July 29, 1991. The property was sold to a third party for $65,000 which is less than the original purchase price of $242,572 because the property was vacant and offered little potential for appreciating in value. The Partnership had been unsuccessful in finding a new tenant for this property which had been vacant since 1990. While the NCNB Corporation was obligated to make rental payments through the original term, the term was to expire on November 13, 1991. If the building had not been sold, the Partnership would be responsible for the payment of real estate taxes and insurance premiums for the property and would not be receiving any rental income from the property. The cash-on-cash return provided by the property during its holding period was approximately 3% per annum, taking into account the quarterly distributions attributable to the property and the loss of capital incurred on sale. The Partnership's original investment in this property represented approximately 1.2% of the initial offering proceeds. The Partnership distributed all of the net proceeds to the limited partners with the 1991 Third Quarter distribution. On a per-unit basis, $1.34 was distributed as a return of capital.

          4. NCNB, Beaufort, SC. The sale of the property closed on July 24, 1992. The property was sold to a third party for $1,300,000 which is less than the original purchase price of $1,804,227, because the property offered little potential for appreciating in value. The cash-on-cash return provided by the property during its holding period was approximately 6% per annum, taking into account the quarterly distributions attributable to the property and the return of capital upon sale. The Partnership's original investment in this property represented approximately 8.9% of the initial offering proceeds. The Partnership distributed to the limited partners all of the net proceeds with the 1992 Third Quarter distribution. On a per-unit basis, $28.26 was a return of capital.

          5. NCNB, Anderson, SC. The sale of the property closed on September 4, 1992. The property was sold to a third party for $250,000 which is less than the original purchase price of $362,296, because the property was vacant and offered little potential for appre- ciating in value. The cash-on-cash return provided by the property during its holding period was approximately 7% per annum, taking into account the quarterly distributions attributable to the property and the return of capital upon sale. The Partnership's original investment in this property represented approximately 1.8% of the initial offering proceeds. The Partnership distributed to the limited partners all of the net proceeds with the 1992 Third Quarter distribution. On a per-unit basis, $5.04 was distributed as a return of capital.

          6. Dairy Mart, Berkley, MI. The sale of this property closed on September 8, 1993, with the proceeds included in the Third Quarter 1993 distribution paid on November 13, 1993. The property was sold for approximately $120,000 which is less than the original purchase price of $185,097, because the property offered little potential for appreciating in value. The cash-on cash return provided by the property during its holding period was approximately 7.2% per annum, taking into account the quarterly distributions attributable to the property and the return of capital upon sale. The Partnership's original investment in this property represented approximately 1% of the initial offering proceeds. The Partnership distributed all of the net proceeds with the 1993 Third Quarter distribution. On a per-unit basis, $2.61 was distributed as a return of capital.

          7. NCNB, Greenville, SC. The sale of the property closed on September 30, 1993 with the proceeds included in the Third Quarter 1993 distribution paid on November 13, 1993. The property was sold for approximately $345,000 which is less than the original purchase price of $816,822, because the property was vacant and offered little potential for appreciating in value. The cash-on cash return provided by the property during its holding period was approximately 5.3% per annum, taking into account the quarterly distributions attributable to the property and the loss of capital incurred on sale. The Partnership's original investment in this property represented approximately 4% of the initial offering proceeds. The Partnership distributed all of the net proceeds with the 1993 Third Quarter distribution. On a per-unit basis, $6.92 was distributed as a return of capital.

Status of the Partnership's Remaining Properties

          1. Motorola, Mt. Pleasant, IA. In 1991, Motorola, Inc. extended its lease at the Mt. Pleasant, Iowa property through November 30, 1997. The annual base rent is $111,600, increasing to $122,760 on November 30, 1995. The Partnership's original investment in this property represents approximately 5% of the initial offering proceeds. The tenant currently occupies the property.

          2. Duckwall-Alco, Nebraska City, NE. In 1989, after the tenant filed for bankruptcy protection, the Partnership renegotiated the lease providing the tenant with options to terminate on January 31, 1992 January 31, 1995 and January 31, 1998, and an expiration date of December 22, 2000. A percentage of the gross store sales was paid to the Partnership as additional rent and distributed to investors in the last three years. The Partnership's original investment in this property represents approximately 5% of the initial offering proceeds. The tenant currently occupies the property.

          3 through 7. Dairymart, five locations in Ohio and Michigan. The original terms of the leases for the five Dairy Mart properties have expired. Dairy Mart renewed the leases at the current lease rates. The terms of the renewals are: the Creston, Royal Oak and St. Clair Shores' locations through June 30, 1998; the Bolivar location through June 30, 1996; and the Ashtabula location through June 30, 1995. The Partnership's original investment, in the aggregate for all five properties, is approximately 4% of the initial offering proceeds. Each of the tenants currently occupies its respective property.

          8 and 9. Toys "R" Us, Beaumont, TX and Livingston, NJ. These two leases expire on January 1, 2001. Annual sales remain low at the Beaumont location; thus, no additional rent was paid to the Partnership in 1994. The Livingston location has paid a percentage of gross sales as additional rent in each of the last five years. The Partnership's original investment, in the aggregate for both properties, is approximately 22% of the initial offering proceeds. Each of the tenants currently occupies its respective property.

          10. Wal-Mart, Bowling Green, KY. This lease expires on December 23, 2000. A percentage of Wal-Mart's gross sales has been paid to the Partnership in each of the last eight years as additional rent. Due to the strong local retail market, Wal-Mart constructed a Wal-Mart Super Store in 1994 within two miles of the property. Effective November 1994, the Partnership modified the existing lease allowing Wal-Mart to sublet the property to another retail store, increasing the base lease payment by $150,000 and reducing the percentage rents by $150,000. Beginning in 1995, the Partnership does not expect to receive percentage rents in addition to the base rent. Wal-Mart remains liable for all obligations under the lease. The Partnership's original investment in this property is approximately 9% of the initial offering proceeds.

          11. Wal-Mart, Victoria, TX. This lease expires on December 23, 2000. A percentage of the gross store sales has been paid to the Partnership in each of the last ten years as additional rent. Due to the strong local retail market, Wal-Mart constructed in 1994 a Wal-Mart Super Store within two miles of the property. The tenant vacated the property in 1994. Wal-Mart is obligated to continue to pay the base rental payment, but the Partnership does not expect to receive percentage rents in the future. The Partnership's original investment in this property is approximately 15% of the initial offering proceeds. The tenant vacated the property in 1994.

Item 3.       Legal Proceedings.

          The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.       Submission of matters to a vote of securities holders.

  No matters were submitted to a vote of security holders.

                                                     PART III

          Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.

     There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

  As of March 14, 1995, there were 1,983 holders of Units.

     The Partnership Agreement requires that any Cash Available for Distribution (as defined) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. For the years ended December 31, 1993 and 1994, cash distributions paid or accrued to the Limited Partners as a group (including the Initial Limited Partner) totalled $1,974,646 and $1,545,117 respectively.

Item 6.       Selected Financial Data.


                                                                         For the Year Ended or as of December 31,
                                                     1994               1993              1992               1991             1990

Operating Revenues - rental &
  interest income........................    $   1,503,153     $    1,464,993     $   1,676,528     $    1,860,101    $    2,301,031
Operating Income.........................        1,330,060          1,288,664         1,455,412          1,404,302         1,905,851
Gain (loss) on sale of property                         --           (105,909)          279,938          2,204,843                --
Net Income...............................        1,330,060          1,182,755         1,735,350          3,609,145         1,905,386
Net Income per weighted average
  Unit of Limited Partnership
  Interest outstanding...................            26.81              23.65             35.47              76.12             38.41
Total Assets.............................    $   9,537,524     $    9,867,977     $  10,841,926     $   12,501,391    $   15,838,900
Total Cash Distributions per
  Unit of Limited Partnership
  Interest, including amounts
  distributed after year end                         33.85           43.25(3)             70.45(2)          145.37(1)          49.62


          (1) Includes the proceeds from (i) the disposition of the Electric Power Research Institute property in the amount of $103.89 of which $91.31 is a return of capital and $12.58 is profit and (ii) the disposition of the Johnston, South Carolina property in the amount of $1.34, all of which is a return of capital.

          (2) Includes the proceeds from (i) the disposition of the Anderson, SC property in the amount of $5.04, all of which is a return of capital, and (ii) the disposition of the Beaumont, SC property in the amount of $28.26, all of which is a return of capital.

          (3) Includes the proceeds from (i) the disposition of the Greenville, SC property in the amount of $2.61, all of which is a return of capital, and (ii) the disposition of the Berkley, MI property in the amount of $6.92, all of which is a return of capital.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Partnership requires cash to pay management fees and general and administrative expenses. The Partnership's rental and interest income was sufficient in 1994, and is expected to be sufficient in future years, to pay all of these amounts as well as to provide for cash distributions to the Partners from operations.

     Through 1994, the results of the Partnership's operations from year to year have differed primarily because of percentage rental payments, variations in interest income, and sales of properties. The Partnership received percentage rental payments of $173,000 on three of its properties in 1989, $210,007 on three of its properties in 1990, $234,158 on four of its properties in 1991, $284,419 on four of its properties in 1992, $367,871 on four of its properties in 1993 and $438,028 on three of its properties in 1994. The Partnership has sold seven properties to date which significantly increased the amount of cash available for distribution with respect to the year in which the sale took place. There can be no assurance as to the timing and amount of any such sales in the future. The sale of properties eliminates the rental payments associated with such properties and, therefore, reduces the cash available for distribution in future years.

     In light of the net and long-term nature of the leases at the properties, other than those leased to Duck-wall, Motorola and Dairymart, the Partnership does not expect the results of its operations in past years to vary significantly in 1995 with respect to these properties, with the following exceptions. First, the lease of one of these properties provides for periodic increases in the rental payments, and second, the leases of ten of these properties provide for the payment of percentage rents to the Partnership based upon the tenant's gross sales at the premises in excess of certain specified minimum amounts. The amounts, if any, of percentage rents which will be paid to the Partnership from these properties in the future is dependent on future sales volumes of the tenants occupying the Partnership's properties. If retail sales decrease, the Partnership will receive smaller percentage rental payments than the approximately $438,028 received in 1994, which would decrease the Partnership's revenues and net income. Third, the Partnership's depreciation expense will decrease over time because some of these properties are depreciated under the component method which results in some building components having shorter useful lives than others.

     Because of the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. In the future, the Partnership expects inflation and changing prices to affect the Partnership's revenues. With respect to the Wal-Mart leases, the additional percentage rents are expected to be eliminated due to Wal-Mart vacating the two properties in 1994. With respect to the Duckwall, Motorola and the five Dairy Mart leases, the remaining terms of the original leases expire in 1995 to 1998. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be competing for new tenants in the then current rental markets which may not be able to support terms as favorable as those contained in the original lease options or it may seek to sell the property.

Item 8.           Financial Statements and Supplementary Data.

     See the Financial Statements of the Partnership included as part of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements on Accounting and Financial Disclosure.

 None.

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant.

 (a) and (b) Identification of directors and executive officers.

     The following table sets forth the names and ages of the directors and executive officers of the Managing General Partner and the position held by each of them.

                                Position Held with the
         Name                   Managing General Partner                                                 Age

Arthur J. Halleran, Jr.            Director and President                                                47

Jonathan W. Wexler                 Director, Vice President, Assistant Clerk and                         44
                                   Treasurer

Richard J. McCready                Director, Vice President and Clerk                                    36

     Mr. Halleran has served in an executive capacity with the Managing General Partner since its organization in 1978, Mr. Wexler was elected an officer in 1983 and Mr. McCready in 1990. All of these individuals will continue to serve in such capacities until their successors are duly elected and qualified.

 Mr. Halleran is also the general partner of the Associate General Partner.

 (c)  Identification of certain significant employees.   None.

 (d)  Family relationships.   None.

 (e)  Business Experience.

     The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

     Arthur J. Halleran, Jr. is the Chairman of WFA. He is also Director and President of the Managing General Partner and other subsidiaries of WFA. In such capacities he is responsible for all aspects of the business of WFA and its subsidiaries, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Mr. Halleran joined the Winthrop organization in 1977. He is a graduate of Villanova University and holds an M.B.A. degree from the Harvard Business School.

     Jonathan W. Wexler is a Vice Chairman and Managing Director of WFA and a Director, Vice President, Assistant Clerk and Treasurer of the Managing General Partner and other subsidiaries of WFA. His primary responsibility is the evaluation, acquisition and structuring of real estate investments. Mr. Wexler joined the Winthrop organization in 1977. He is a graduate of the Massachusetts Institute of Technology and holds a Master of Science degree from the Sloan School of Management of the Massachusetts Institute of Technology.

     Richard J. McCready is a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. He also has responsibility for all the legal affairs of WFA and its affiliates. Mr. McCready joined the Winthrop organization in 1990. He is a graduate of the University of New Hampshire and holds a J.D. degree from Boston College Law School.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

 (f)  Involvement in Certain Legal Proceedings.   None.

Item 11.  Executive Compensation.

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership. The amounts of these items and the times at which they are payable to the General Partners or their affiliates are described at pages 7-9 and 23-25 of the Prospectus under the captions "Management Compensation" and "Profits or Losses for Tax Purposes and Cash Distributions," respectively, which descriptions are incorporated herein by this reference.


     The following table sets forth the amounts of the fees, commissions and cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1994:

Receiving Entity                             Type of Compensation                               Amount of
                                                                                                Compensation
One Winthrop Properties,                     General Partner's 3% Share of Cash                 $  50,590
  Inc.                                       Available for Distribution(1)

Linnaeus-Hampshire                           General Partner's 5% Share of Cash                    83,985
 Realty Limited Partnership                  Available for Distribution(1)

WFC Realty Co., Inc.                         Limited Partner's Share of Cash                          339
                                             Available for Distribution(2)
Winthrop Management                          Property Management Fees(3)                           26,155

     TOTAL:                                                                                     $ 161,069

(1) Received as General Partner, pursuant to Section 4.1 of the Partnership Agreement
(2) WFC Realty Co., Inc. holds ten $500.00 limited partnership units; distribution pursuant to Section 4.1 and Schedule A of the Partnership Agreement
(3) Equal to 1.5% of cash receipts in excess of cash expenditures (other than expenditures for management fees, debt service payments and capital expenditures) pursuant to Section 5.3A (iii) of the Partnership Agreement

     For the year ended December 31, 1994, the Partnership allocated $40,877, $68,129 and $275 of taxable income to the Managing General Partner, Associate General Partner and the Initial Limited Partner, respectively. See Note 3 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partners and their affiliates. There were no reimbursements made in 1994 to the General Partners or their affiliates.

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

 (a)  Security Ownership of certain beneficial owners.

     No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 1995. Under the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of June 5, 1980 (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Under the Partnership Agreement, the right to manage the business of the Partnership is vested in the General Partners and is generally to be exercised only by the Managing General Partner, although the consent of the Associate General Partner is required for all purchases, financings, refinancings and sales or other dispositions of the Partnership's real properties and with respect to certain other matters. See Item 1 above for a description of the General Partners.

 (b)  Security ownership of management.

          None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at March 1, 1995. However, a wholly-owned subsidiary of WFA owns 200 Units.

 (c)  Changes in control.

          There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13.          Certain Relationships and Related Transactions.

          See Note 3 of Notes to Financial Statements for information about transactions between the Partnership and the General Partners and their affiliates. See Item 11 above for informa- tion concerning the fees, commissions and cash distributions which the Partnership paid to or accrued for the account of the General Partners and their affiliates for the year ended December 31, 1994.

                                                      PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  The following documents are filed as part of this report:

          1. Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements and Schedule are filed as a part of this Annual Report.

          2. Financial Statement Schedule - The Financial Statement Schedule listed on the accompanying Index to Financial Statements and Schedule is filed as a part of this Annual Report.

          3. Exhibits - The exhibits listed in the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b) Reports on Form 8-K - The Partnership filed one Current Report on Form 8-K during the fourth quarter of 1994. That report was filed on December 16, 1994 and reported a Change in Control of Registrant (Item 1 of Form 8-K). No financial statements were filed with that Form 8-K.

                                                    SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    WINTHROP PARTNERS 80 LIMITED
                                    PARTNERSHIP

                                    By:   ONE WINTHROP PROPERTIES, INC.,
                                          Managing General Partner


Date:  March 31, 1995               By:      /s/ Jonathan W. Wexler
                                          Jonathan W. Wexler
                                          Vice President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Jonathan W. Wexler               Director, Vice President, Treasurer and
Jonathan W. Wexler                   Assistant Clerk of Managing General Partner
Date:  March 31, 1995


/s/ Richard J. McCready          Director, Vice President and Clerk of Managing
Richard J. McCready                      General Partner
Date:  March 31, 1995

                                     WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

                                               FINANCIAL STATEMENTS




Report of Independent Public Accountants

Statements of Income for Each of the Three Years in the Period Ended
 December 31, 1994

Balance Sheets as of December 31, 1994 and 1993

Statements of Cash Flows for Each of the Three Years in the Period
 Ended December 31, 1994
Statements of Changes in Partners' Capital for Each of the Three Years in the Period Ended December 31, 1994

Notes to Financial Statements


                                                     SCHEDULE


III - Real Estate and Accumulated Depreciation as of December 31, 1994


All schedules  prescribed by Regulation S-X other than the one indicated  above,
have  been  omitted,  as  the  required   information  is  inapplicable  or  the
information is presented in the financial statements or related notes.









               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO WINTHROP PARTNERS 80 LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1994 and 1993, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of Winthrop Partners 80 Limited Partnership management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III listed in Item 14(a)(2) is the responsibility of Winthrop Partners 80 Limited Partnership management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                     /S/    ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 30, 1995

STATEMENTS OF INCOME


For the Years Ended
December 31, 1994, 1993 and 1992                                                    1994                 1993              1992

Income:
  Rental income from real estate leases
    accounted for under the operating
    method.............................................................    $        928,493   $         871,894   $      1,037,654
  Interest on short-term investments...................................              35,871              28,256             48,166
  Interest income on real estate leases
    accounted for under the financing
    method.............................................................             538,661             564,843            588,610
  Other income.........................................................                 128                 -                2,098
                                                                                  1,503,153           1,464,993          1,676,528

Expenses:
  Depreciation and amortization (Note 4)...............................             103,093             101,458            152,450
  Management fees (Note 3).............................................              26,155              25,446             28,072
  General and administrative...........................................              43,845              49,425             40,594
                                                                                    173,093             176,329            221,116

Operating income.......................................................           1,330,060           1,288,664          1,455,412

Gain (loss) on sale of property, net (Note 6)..........................               -                (105,909)           279,938


Net income.............................................................    $      1,330,060   $       1,182,755   $      1,735,350

Net income allocated to General Partners
  (Note 3).............................................................    $        106,405   $         103,093   $        116,433

Net income allocated to Limited Partners...............................    $      1,223,655   $       1,079,662   $      1,618,917

Net income per Unit of Limited Partnership
  Interest.............................................................    $          26.81   $           23.65   $          35.47

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------------------


December 31, 1994 and 1993                                                                1994                     1993
------------------------------------------------------------------------------------------------------------------------------------


ASSETS

Real Estate Leased to Others:
  Accounted for under the operating method, at cost,......................
   net of accumulated depreciation of $741,473 and
   $641,120 as of December 31, 1994 and 1993,.............................
   respectively (Note 4)..................................................      $        3,405,066        $       3,505,419
  Accounted for under the financing method (Note 5).......................               5,334,922                5,620,761
                                                                                         8,739,988                9,126,180

Other Assets:
  Cash and cash equivalents, at cost, which
   approximates market value..............................................                 728,190                  731,067
  Other, net of accumulated amortization of
   $11,184 and $8,445 as of December 31, 1994
   and 1993, respectively.................................................                  69,346                   10,730
                                                                                $        9,537,524        $       9,867,977

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
  Accounts payable and accrued expenses...................................      $           86,822        $          74,517
  Distributions payable to Partners.......................................                 336,604                  329,731
                                                                                           423,426                  404,248

Partners' Capital (Deficit):
  Limited Partners
    Units of Limited Partnership Interest, $500
    stated value per Unit; authorized - 50,010
    Units; issued and outstanding - 45,646 Units..........................               9,626,831                9,948,293

  General Partners........................................................                (512,733)                (484,564)

                                                                                         9,114,098                9,463,729
                                                                                $        9,537,524        $       9,867,977
   The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


For the Years Ended
December 31, 1994, 1993 and 1992                                                    1994                1993               1992
------------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:

  Net income..............................................................   $     1,330,060    $      1,182,755    $     1,735,350
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.........................................           103,093             101,458            152,450
    Minimum lease payments received, net of interest
     income earned, on leases accounted for under
     the financing method.................................................           286,139             259,657            235,889
    (Gain) loss on sale of property.......................................                 0             105,909           (279,938)
    Changes in assets and liabilities:
      Increase in accounts payable and
       accrued expenses...................................................            12,305              15,452             17,011
      Decrease (increase) in other assets.................................           (61,355)              2,221              9,919

    Net cash provided by operating activities:............................         1,669,942           1,667,452          1,870,681

Cash flows from financing activities:
  Cash distributions paid.................................................        (1,672,819)         (2,172,156)        (3,411,826)

    Net cash used by financing activities.................................        (1,672,819)         (2,172,156)        (3,411,826)

Cash flows from investing activities:
  Net proceeds from sale of property......................................              -                435,582          1,520,040

    Net cash provided by investing activities.............................             -                 435,582          1,520,040

Net decrease in cash and cash equivalents.................................            (2,877)            (69,122)           (21,105)

Cash and cash equivalents, beginning of period............................           731,067             800,189            821,294

Cash and cash equivalents, end of period..................................   $       728,190    $        731,067    $       800,189


     The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                                                            UNITS OF
                                                                             LIMITED            GENERAL            LIMITED
For the Years Ended                                  PARTNERSHIP            PARTNERS'          PARTNERS'            TOTAL
December 31, 1994, 1993 and 1992                      INTEREST              (DEFICIT)           CAPITAL            CAPITAL
------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1991...........................  45,646        $        (422,832)  $     12,411,519   $     11,988,687


Cash distributions paid or
  accrued............................................                         (147,675)        (3,187,159)        (3,334,834)
Net income...........................................                          116,433          1,618,917          1,735,350
Balance, December 31, 1992...........................  45,646        $        (454,074)  $      10,843,277  $     10,389,203

Cash distributions paid or
  accrued............................................                         (133,583)        (1,974,646)        (2,108,229)
Net income...........................................                          103,093          1,079,662          1,182,755
Balance, December 31, 1993...........................  45,646        $        (484,564)  $      9,948,293   $      9,463,729


Cash distributions paid or
  accrued............................................                         (134,574)        (1,545,117)        (1,679,691)
Net income...........................................                          106,405          1,223,655          1,330,060
Balance, December 31, 1994...........................  45,646        $        (512,733)  $      9,626,831   $      9,114,098


     The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1994


1.         ORGANIZATION

     Winthrop Partners 80 (the Partnership), a limited partnership, was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership will terminate on December 31, 2008, or sooner, in accordance with the terms of the Partnership Agreement.


2.         SIGNIFICANT ACCOUNTING POLICIES

     Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

     Income Taxes - No provision has been made for federal, state or local income taxes in the financial statements of the Partnership. Partners are required to report on their individual tax returns their allocable share of income, gains, losses, deductions and credits of the Partnership. The Partnership prepares tax returns on the accrual basis. On May 16, 1980, the Internal Revenue Service issued a ruling that the Partnership will be classified as a partnership for federal income tax purposes.

     Distributions to Partners - The cash distribution due Partners for the three months ended December 31, 1994 is recorded in the accompanying financial statements as a liability and a reduction of Partners' capital. As provided in the Partnership Agreement, quarterly distributions are payable to Partners within 60 days after the end of the quarter.

     Percentage Rent - The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties (percentage rent). These percentage rents are recorded on a cash basis. For the years ended December 31, 1994, 1993 and 1992, the Partnership received percentage rent totaling approximately $456,230, $357,870 and $284,419, respectively.

     Leases - The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases," as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.


     (a) Financing Method

          Under this method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered to be the Partnership's gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property, is amortized over the lease term using the interest rate implicit in the lease to provide a level rate of return over the lease term.


2.         SIGNIFICANT ACCOUNTING POLICIES (Continued)


          (b) Operating Method

               Under this method, revenue is recognized as rental payments become due, which does not materially differ from the straightline method. Expenses (including depreciation) are charged to operations as incurred.


               Cash and cash equivalents - Cash and cash equivalents consist of a mutual fund that invests in treasury bills and repurchase agreements that mature in three months or less. Cash equivalents are valued at cost, which approximates market value.

               Depreciation - Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the useful life of each class of asset, which ranges from 5 to 35 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had previously been accounted for under the financing method, the depreciable base is the fair market value at the date of implementation of operating lease accounting.


3.         CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

               One Winthrop Properties, Inc. (One Winthrop), the Managing General Partner, Winthrop Securities Co., Inc. (Winthrop Securities), the selling agent for the Public Offering and Winthrop Management, the manager of the properties, are wholly owned subsidiaries of First Winthrop Corporation, which in turn is wholly owned by Winthrop Financial Associates, a limited partnership (WFA). Linnaeus Hampshire Realty Company, the other General Partner of the Partnership, is a general partnership, of which some general partners are partners of WFA. WFA and its affiliates manage or advise a large number of partnerships organized to invest in real properties. WFA has formed and is planning to form, directly or through affiliates, additional real estate investment partnerships or other entities, both public and private, some of which have or may have the same investment objectives as the Partnership.

               Winthrop Management is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For the years ended December 31, 1994, 1993 and 1992, Winthrop Management earned $26,155, $25,446 and $28,072, respectively, for managing the real properties of the Partnership.

               The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the years ended December 31, 1994, 1993 and 1992, the Partnership has paid or accrued distributions from Cash Available for Distribution totaling $134,574, $133,583 and $147,675, respectively, to the General Partners. The proceeds from the sales of properties in 1992 and 1993 (see Note 6) were distributed entirely to the Limited Partners.

               During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the Limited Partners, as described in the Partnership Agreement.

4.         REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

               Real estate leased to others, at cost, accounted for under the operating method as of December 31, 1994 and 1993, is summarized as follows:

                                                                              1994                      1993
                   Land............................................   $       2,127,427         $       2,127,427
                   Commercial buildings............................           2,019,112                 2,019,112
                   Less: Accumulated depreciation..................            (741,473)                 (641,120)
                                                                      $       3,405,066         $       3,505,419


               The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

                          1995.................................................          454,000
                          1996.................................................          465,000
                          1997.................................................          454,000
                          1998.................................................          315,000
                          1999.................................................          287,000
                          Thereafter...........................................          277,000

5.         REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

               Real estate leased to others, accounted for under the financing method as of December 31, 1994 and 1993, is summarized as follows:



                                                                                      1994                      1993

                  ------------------------------------------------------------------------------------------------------------------


           Minimum lease payments receivable................................   $      4,920,916          $       5,745,416
           Unguaranteed residual value......................................          2,918,533                  2,918,533
                                                                                      7,839,449                  8,663,949
               Less:  Unearned income                                                (2,504,527)                (3,043,188)
                                                                               $      5,334,922          $       5,620,761

               The following is a summary of the approximate minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the financing leases:

                                1995.....................................             824,000
                                1996.....................................             824,000
                                1997.....................................             824,000
                                1998.....................................             824,000
                                1999.....................................             824,000
                                Thereafter...............................             802,000

6.         SALES OF PROPERTIES

               On September 8, 1993, the Partnership sold the Dairy Mart in Berkeley, Michigan, for $120,000 in cash, and on September 30, 1993, the Partnership sold the Greenville, South Carolina, property for $345,000 in cash. The sales provided $435,582 of net proceeds, which were distributed in the fourth quarter of 1993 and resulted in a net loss of $105,909.

               On July 24, 1992, the Partnership sold the Beaufort, South Carolina, property for $1,300,000 in cash, and on September 4, 1992, the Partnership sold the Anderson, South Carolina, property for $250,000 in cash. The sales provided $1,520,040 of net proceeds, which were distributed in the fourth quarter of 1992 and resulted in a net gain of $279,938.

7.         TAXABLE INCOME

               The Partnership's taxable income for 1994 differs from net income for financial reporting purposes primarily due to the differences in the methods used for the recognition of depreciation and the accounting for certain real property leases under the financing method for financial reporting purposes and the operating method for tax return purposes. Taxable income for 1994 is as follows:

           Net income for financial reporting purposes...................................................       $1,330,060
             Plus:  Minimum lease payments received,
                     net of interest income earned, on
                     leases accounted for under the
                     financing method....................................................................          286,139
                 Minus:  Depreciation on property subject to leases
                     accounted for under the financing
                     method and tax depreciation adjustment..............................................         (244,012)
                     Rental income in excess of rent for
                     tax reporting purposes..............................................................           (9,300)
            Taxable income...............................................................................       $1,362,887

SUPPLEMENTARY INFORMATION

REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

December 31, 1994                                                                  Three Months Ended                 Year Ended
(Unaudited)                                                                         December 31, 1994             December 31, 1994



1.  Statement of Cash Available for Distribution:
Net income.............................................................            $        233,817            $        1,330,060
   Add:  Depreciation and amortization charges to income
          not affecting Cash Available for
          Distribution.................................................                      25,774                       103,093
         Minimum lease payments received, net of
          interest income earned, on leases accounted
          for under the financing method...............................                      64,755                       276,539
         Reserves......................................................                           0                       (30,000)
         Prepaid Rent..................................................                       9,300                             0
Cash Available for Distribution........................................            $        333,646            $        1,679,692

Distributions allocated to General Partners............................            $         26,905            $          134,574

Distributions allocated to Limited Partners............................            $        306,741            $        1,545,118


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, for the three months ended December 31, 1994:


Entity Receiving                                      Form of                        (Unaudited)
Compensation                                        Compensation                                       Amount
Winthrop Management                                 Property management fees                           $   4,951
General Partners                                    Interest in Cash Available
                                                      for Distribution                                 $  26,905
WFC Realty Co., Inc.                                Interest in Cash Available
                                                      for Distribution                                 $      67


All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Financial Statements and related notes or the Annual Partnership Report.

8.  PROPERTY SUMMARY


The following is a summary of real estate (accounted for under the operating or financing method) leased to others (land and commercial building at each location) held on a fee ownership basis at December 31, 1994:

-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Costs
                                                                                  Purchase           Capitalized
                              Name                                                Price Including    Subsequent
  Date Acquired               of Tenant               Location                    Acquisition Fees   to Acquisition     Gross Cost


September 23, 1980            The Lawson Company        Bolivar, Creston,              $1,025,131         $13,556       $1,038,687
                               and Ashtabula, OH;
                               Royal Oak, Berkley
                                                        and St. Clair
                                                        Shores, MI


November 19, 1980             Toys "R" Us, Inc.         Livingston, NJ                  4,360,000           2,000        4,362,000
                                and Beaumont, TX


December 24, 1980              Duckwall-Alco            Mt. Pleasant, IA                1,941,575          13,049        1,954,624
                               Stores, Inc. &           and Nebraska City,
                               Motorolla, Inc.          NE


December 30, 1980              Wal-Mart                Bowling Green, KY                4,984,416           14,020       4,998,436
                               Stores, Inc.             and Victoria, TX





                 WINTHROP   PARTNERS  80  LIMITED   PARTNERSHIP
                  REAL  ESTATE  AND   ACCUMULATED DEPRECIATION
                  (ACCOUNTED  FOR UNDER THE  OPERATING  METHOD)
                             DECEMBER  31,  1994
                                                                  SCHEDULE III
                                                                   Page 1 of 3




                                 Initial Cost to Partnership &
                                 Gross Amount at Which Carried
                                 as of Dec. 31, 1994 (A,B&C)             Accumulated
                                                                         Depreciation
                                            Buildings &                  as of Dec. 31,
Description                      Land       Improvements      Total         1994 (D)

Land and retail stores,
 Bolivar, Creston and
 Ashtabula, OH; Royal
 Oak, and St. Clair
 Shores, MI (E)             $  256,077     $  597,513      $   853,590   $  442,954


Land and retail store,
 Mt. Pleasant, IA               95,999        703,999         799,998       147,823


Land and retail store,
 Nebraska City, NB              62,400        717,600         780,000       150,696

Land,
 Livingston, NJ                595,826           -             595,826         -


Land,
 Beaumont, TX                  647,875           -            647,875          -



Land,
 Bowling Green, KY             469,250           -            469,250          -

                            $2,127,427     $2,019,112      $4,146,539    $  741,473

                                                                                 Life on Which
                                        Date of                                  Depreciation
                                     Construction             Date                  Expense
Description                           Completion            Acquired              is Computed

Land and retail stores,
 Bolivar, Creston and
 Ashtabula, OH; Royal
 Oak, and St. Clair
 Shores, MI (E)                          1980              Sept. 1980             5-40 years

Land and retail store,
 Mt. Pleasant, IA                        1979               Dec. 1980             5-40 years

Land and retail store,
 Nebraska City, NB                       1979               Dec. 1980             5-40 years

Land,
 Livingston, NJ                            -                Nov. 1980                  -

Land,
 Beaumont, TX                              -                Nov. 1980                  -

Land,
 Bowling Green, KY                         -                Dec. 1980                  -

                        WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        REAL ESTATE AND ACCUMULATED DEPRECIATION
                       (ACCOUNTED FOR UNDER THE OPERATING METHOD)
                                    DECEMBER 31, 1994
                                                                    SCHEDULE III
                                                                     Page 2 of 3



     (A) The cost of the properties represents the purchase price of the properties plus miscellaneous acquisition and closing costs. Included in the costs are property acquisition fees totaling $585,437 paid to the managing general partner (see Note 3 of Notes to Financial Statements).


     (B) The cost of real estate owned at December 31, 1994 is the same for financial statement and income tax reporting purposes.


     (C) Reconciliation of real estate owned:

         Balance as of December 31, 1993......................     $ 4,146,539
         Additions during 1994................................               0
         Sales during 1994....................................               0
         Balance as of December 31, 1994......................     $ 4,146,539


     (D) Reconciliation of accumulated depreciation:

         Balance as of December 31, 1993......................     $   641,120
         Depreciation expense during 1994.....................         100,353
         Sales of property during 1994........................               0
         Balance as of December 31, 1994......................     $   741,473


     (E) All five stores are approximately the same size and have equivalent land, building and improvement costs.

                     WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                     REAL ESTATE AND ACCUMULATED DEPRECIATION
                      (ACCOUNTED FOR UNDER THE FINANCING METHOD)
                               DECEMBER 31, 1994
                                                                  SCHEDULE III
                                                                   Page 3 of 3

                             Minimum lease Payments
                           Net Investment in         Received Net of Interest
                          Financing Leases at           Income Earned at
Description               Point of Purchase(A)        December 31, 1994 (B)


Retail store,Land,
 Livingston, NJ           $1,532,124                 $  548,646

Retail store,
 Beaumont, TX              1,586,176                    567,730

Retail store,
 Bowling Green, KY         1,407,750                    467,068

Land and retail store,Land,
 Victoria, TX              3,121,435                    729,119
                          $7,647,485                 $2,312,563

                             Date of                                                  Length of Lease
                          Construction                       Date                    on Which Interest
Description                Completion                      Acquired                 Income is Computed

Retail Store,
 Livingston, NJ               1980                         Nov. 1980                     20 years

Retail Store,
 Beaumont, TX                 1980                         Nov. 1980                     20 years

Retail Store,
 Bowling Green, KY            1980                         Dec. 1980                     20 years

Land and Retail Store,
 Victoria, TX                 1980                         Dec. 1980                     20 years


     (A) The net investment in financing leases at the point of purchase reflects the purchase price of the properties plus miscellaneous acquisition and closing costs. Included in the costs are property acquisition fees totaling $555,463 paid to the Managing General Partner (see Note 3 of Notes to Financial Statements). The net investment at the point of purchase is as follows:

                  Minimum lease payments receivable...........         $ 16,489,974
                  Plus:  Unguaranteed residual................            2,924,802
                  Minus:  Unearned income.....................          (11,767,291)
                  Net Investment..............................         $  7,647,485

     (B) Reconciliation of minimum lease payments received net of interest income earned:

                  Balance as of December 31, 1993.............         $  2,026,424
                  Minimum lease payments received net of
                   interest income earned during 1994.........              286,139
                  Balance as of December 31, 1994.............         $  2,312,563

                                                 INDEX TO EXHIBITS

Exhibit No.                                     Title of Document

       3 Amended and Restated Agreement of Limited Partnership of Winthrop Partners 80 dated as of June 5, 1980 (incorporated herein by reference to the Registrant's Registration Statement on Form S-11, File No. 2-66725).

  4         See Exhibit (3).

 10(a) Property Management Agreement between Winthrop Partners 80 and WP Management Co., Inc. dated February 12, 1980 (incorporated herein by reference to the Registrant's Registration Statement on Form S-11, File No. 2-66725).

 10(b) Property Management Subcontract between WP Manage-ment Co., Inc. and Winthrop/Dolben Management Co., Inc. dated as of February 12, 1980 (incorporated herein by reference to the Registrant's Registra-tion Statement on Form S-11, File No. 2-66725).

 10(c) Documents relating to Dairymart, formerly The Lawson Company ("Dairymart"), property in Bolivar, Ohio (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 10, 1980).

 10(d) Documents relating to the Dairymart property in Creston, Ohio (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 10, 1980).

 10(e) Documents relating to the Dairymart property in Ashtabula, Ohio (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 10, 1980).

 10(f) Documents relating to the Dairymart property in Royal Oak, Michigan (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 10, 1980).

 10(g) Documents relating to the Dairymart property in Berkley, Michigan (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October
            10, 1980).

 10(h) Documents relating to the Dairymart property in St. Clair Shores, Michigan (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 10, 1980).

 10(i) Document relating to the Toys "R" Us, Inc. ("Toys") property in Livingston, New Jersey (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 2, 1980).

 10(j)      Documents   relating  to  the  Toys  property  in  Beaumont,   Texas
            (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 2, 1980).

 10(k) Documents relating to the Motorola, formerly Duckwall-Alco Stores, Inc., property in Mt. Pleasant, Iowa (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 7, 1981).

            Release Agreement and Assumption and Assignment of Lease, dated September 29, 1989. (incorporated herein by reference to the Registrant's annual report on Form 10-K dated March 31, 1992)

            First Amendment to Sublease, dated March 31, 1990. (incorporated herein by reference to the Registrant's annual report on Form 10-K dated March 31, 1992)

            Second Amendment to Sublease, dated April 9, 1991. (incorporated herein by reference to the Registrant's annual report on Form 10-K dated March 31, 1992)

 10(l)      Documents relating to the Duckwall-Alco Stores, Inc.
            property in             Nebraska City, Nebraska (incorporated
            herein by reference to the Registrant's Current
            Report on Form 8-K dated January 7, 1981).
            Assumption and Amendment to Lease, dated September
            11, 1989. (incorporated herein by reference to the Registrant's annual report on Form 10-K dated
            March 31, 1992)

 10(m) Documents relating to the Wal-Mart Stores, Inc. ("Wal-Mart") property in Bowling Green, Kentucky (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 7, 1981).

 10(n) Documents relating to the Wal-Mart property in Victoria, Texas (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 7, 1981).

 10(o) Documents relating to the Electric Power Research Institute, Inc. property in Mecklenburg County, North Carolina (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 7, 1981).

 10(p) Documents relating to the Nations Bank, formerly NCNB and formerly Bankers Trust Company of South Carolina ("NCNB"), property in Green-ville, South Carolina (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 9, 1981).

            Amendment to Lease, dated February 18, 1991. (incorporated herein by reference to the Registrant's annual report on Form 10-K dated March 31, 1992)

 10(q) Documents relating to the NCNB property in Anderson, South Carolina (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 9, 1981).

            Amendment to Lease, dated July 29, 1991. (incorporated herein by reference to the Registrant's annual report on Form 10-K dated March 31, 1992)


 10(r) Documents relating to the NCNB property in Johnston, South Carolina (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 9, 1981).

            Amendment to Lease, dated February 8, 1991.

 10(s) Documents relating to the Circuit City, formerly Wards Company, Inc., property in Gaithersburg, Maryland (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated December 9, 1981).

 10(t) Documents relating to the NCNB property in Beaufort, South Carolina (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 9, 1982).

            Amendment to Lease, dated February 8, 1991. (incorporated herein by reference to the Registrant's annual report on Form 10-K dated March 31, 1992)

 10(u) Pages 7-9, 16-23 and 23-25 of the Partnership's Prospectus dated June 9, 1980 (filed with the Commission pursuant to Rule 424(b) on June 19, 1980).