Form 10-Q
period 1995-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1995-05-15
CIK 315275

SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

March 31, 1995
(Quarter Ended)

0-9684
(Commission File Number)

Winthrop Partners 80
(Exact Name of Registrant as specified in its charter)

Massachusetts
(State or other jurisdiction of incorporation or organization)

04-2693546
(I.R.S. Employer Identification Number)

One International Place, Boston, Massachusetts
(Address of principal executive offices)

02110
(Zip Code)

(617) 330-8600
(Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X            NO

                         PART 1 - FINANCIAL INFORMATION

STATEMENTS OF INCOME


For the three months ended                                                   Three Months Ended
March 31, 1995 and 1994                                                           March 31,
(Unaudited) (Note 1)                                                      1995                 1994

Income:
  Rental income from real estate leases accounted
    for under the operating method                               $            121,681   $          122,422
Interest on short-term investments                                              3,717                6,154
Interest income on real estate leases accounted
    for under the financing method                                            130,268              137,219
  Other income                                                                    -                    -
                                                                              255,666              265,795
Expenses:
Depreciation and amortization                                                  23,064               25,773
Management fees                                                                 4,923                4,928
General and administrative                                                      6,851               27,389
                                                                               34,838               58,090

Net income                                                       $            220,828   $          207,705

Net income allocated to General Partners                         $             17,666   $           16,616

Net income allocated to Limited Partners                         $            203,162   $          191,089

Net income per Unit of Limited Partnership
  Interest                                                       $               4.45   $             4.19



The accompanying notes are an integral part of these financial statements.


BALANCE SHEETS


March 31, 1995 and December 31, 1994                             March 31, 1995December 31,
(Note 1)                                                         (Unaudited) (Audited


ASSETS
Real Estate Leased to Others:
  Accounted for under the operating method, at
     cost, net of accumulated depreciation of
     $763,853 and $741,473 as of March 31,
     1995 and December 31, 1994, respectively                $        3,382,687         $       3,405,066
  Accounted for under the financing method                            5,264,065                 5,334,922
                                                                      8,646,752                 8,739,988
Other Assets:
Cash and cash equivalents, at cost, which
  approximates market value                                             728,659                   728,190
Other costs, net of accumulated amortization
  of $11,869 and $11,184 as of March 31, 1995
  and December 31, 1994, respectively                                    59,906                    69,346
                                                             $        9,435,317         $       9,537,524
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses                        $           98,030         $          86,822
Distributions payable to Partners                                       264,511                   336,604
                                                                        362,541                   423,426
Partners' Capital:
Limited Partners
  Units of Limited Partnership Interest, $500
     stated value per Unit; authorized - 50,000
     Units; issued and outstanding - 45,646 Units                     9,567,843                 9,626,831
  General Partners                                                    (495,067)                 (512,733)
                                                                      9,072,776                 9,114,098
                                                             $        9,435,317         $       9,537,524




The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS

For the three months ended                                         Three Months            Three Months
March 31, 1995 and 1994                                                Ended                   Ended
(Unaudited) (Note 1)                                              March 31, 1995          March 31, 1994


Cash flows from operating activities:
  Net income                                                  $          220,828     $          207,705
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                         23,064                 25,773
    Minimum lease payments received, net of
     interest income earned, on leases
     accounted for under the financing method                             75,857                 68,906
    Changes in assets and liabilities:
     Increase (decrease) in accounts payable and
       accrued expenses                                                   11,208                (9,281)
     Increase in distribution payable to Partners                       (72,903)                  (347)
     Decrease in other assets                                             6,926                       -
Net cash provided by operating activities                                264,980                292,756

Cash flows from financing activities:
  Cash distributions paid or accrued to Partners                       (264,511)              (329,384)

Net decrease in cash and cash equivalents                                    469               (36,628)
Cash and cash equivalents, beginning of period                           728,659                731,067
Cash and cash equivalents, end of period                      $          728,659     $          694,439



The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



For the three months ended                                    Units of
March 31, 1995 and 1994                                       Limited    General     Limited
(Unaudited) (Note 1)                                          PartnershipPartners'   Partners'    Total
                                                              Interest   Capital     Capital    Capital

Balance, December 31, 1994...............45,646      $        (512,733)         $       9,626,831         $        9,114,098
Cash distributions paid or accrued                                   0                   (262,150)                 (262,150)
Net income...............................                       17,666                    203,162                   220,828
Balance, March 31, 1995..................45,646      $        (495,067)         $       9,567,843         $        9,072,776


Balance, December 31, 1993...............45,646      $        (484,564)         $       9,948,293         $        9,463,729
Cash distributions paid or accrued                             (26,294)                  (303,090)                  (329,384)
Net income...............................                       16,616                    191,089                    207,705
Balance, March 31, 1994..................45,646      $        (494,242)         $       9,836,292         $        9,342,050




The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
March 31, 1995
(Unaudited)

1.  Accounting and Financial Reporting Policies

    The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

    The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.

2.  Taxable Income

    The Partnership's taxable income for 1995 is expected to differ from the net income for financial reporting purposes primarily due to the accounting for certain real property leases under the financing method for financial reporting purposes and the operating method for tax purposes and from the difference between depreciation for financial reporting purposes and depreciation for tax purposes.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

   Cash is required to pay management fees and general and administrative expenses. The Partnership's rental and interest income is sufficient and is expected to be sufficient in future years to pay all of these expenses as well as to provide for cash distributions to the Partners from operations.
   Cash received for rent remained constant at approximately $329,000 for the quarters ending March 31, 1995 and March 31, 1994. Rental income decreased slightly from $122,400 to $121,700. This difference is due to the timing of receipt of a small percentage rent check.
   The Partnership's results of operations in future years may differ from those experienced during the quarter ended March 31, 1995, since the Partnership will receive step rents and may receive percentage rent, as applicable, from those tenants who operate business on the Partnership's properties under net leases. The Partnership may also sell some of its properties.


                                                    PART II - OTHER INFORMATION

All items are inapplicable.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

             Winthrop Partners 80 Limited Partnership
             (Registrant)


             BY:   One Winthrop Properties, Inc.
                   Managing General Partner






             BY:/S/ Jonathan W. Wexler
                   Jonathan W. Wexler
                   Chief Financial Officer





             BY:/s/Richard J. McCready
                   Richard J. McCready
                   Vice President

             DATED:                 May 15, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4
OF THE PARTNERSHIP AGREEMENT

1.  Statement of Cash Available for Distribution:

    March 31, 1995
    (Unaudited)

    Net income                                       $          220,828
     Add:    Depreciation and amortization
             charges to income not affecting
             cash available for distribution                     23,064
             Minimum lease payments
             received, net of interest income
             earned, on leases accounted for
             under the financing method                          75,857
     Less:  Rent receivable                                    (57,599)
             Reserves                                             (203)
    Cash Available for Distribution                  $          262,150
    Distributions allocated to General
     Partners                                        $                0
    Distributions allocated to Limited
     Partners                                        $          262,150

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 1995:

    March 31, 1995
    (Unaudited)

    Entity Receiving      Form of
    Compensation       Compensation         Amount

    Winthrop           Property Man-
    Management         agement Fees        $ 4,923

    General Partners Interest in Cash
                       Available for
                       Distribution       $ 26,294

    WFC Realty       Interest in Cash
    Co. Inc.           Available for
                       Distribution       $  57.40

    All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Report on Form 10-Q or Partnership Report.