Form 10-K/A
period 1994-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1995-07-31
CIK 315275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.
                                            [ X ]

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

                                    WINTHROP PARTNERS 80 LIMITED
                                    PARTNERSHIP

                                    By:   ONE WINTHROP PROPERTIES, INC.,
                                          Managing General Partner


Date:  July 28, 1995                By:     /s/Judith A. Miller
                                          ____________________
                                          Judith A. Miller
                                          Vice President

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

 27         Financial Data Schedule for the Period ended December 31, 1994