Form 10-Q
period 1995-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1995-08-14
CIK 315275

SECURITIES AND EXCHANGE
                                   COMMISSION
                              Washington, DC 20549
                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

June 30, 1995
(Quarter Ended)

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

YES  X            NO

                         PART 1 - FINANCIAL INFORMATION

STATEMENTS OF INCOME


For the three and six months ended                                    Three Months Ended               Six Months Ended
June 30, 1995 and 1994                                                     June 30,                        June 30,
(Unaudited) (Note 1)                                                  1995           1994            1995            1994

Income:
     Rental income from real estate leases
      accounted for under the operating method                  $    381,950    $   560,182    $    503,632    $    682,604
     Interest on short-term investments                               20,861          9,809          24,578          15,963
     Interest income on real estate leases
      accounted for under the financing method                       128,424        135,544         258,692         272,763
                                                                     531,235        705,535         786,902         971,330
Expenses:
     Depreciation and amortization                                    23,063         25,773          46,127          51,546
     Management fees                                                   8,978         11,487          13,901          16,415
     General and administrative                                       19,029          8,453          25,880          35,842
                                                                      51,070         45,712          85,908         103,803

Net income                                                           480,165        659,822         700,994         867,527

Net income allocated to General Partners                        $     38,413    $    52,786    $     56,080    $     69,402

Net income allocated to Limited Partners                        $    441,752    $   607,036    $    644,914    $    798,125

Net income per Unit of Limited Partnership
     Interest                                                   $       9.68    $     13.30    $      14.13    $      17.49

The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS


June 30, 1995 and December 31, 1994                                                   June 30, 1995        December 31, 1994
(Note 1)                                                                               (Unaudited)             (Audited)


ASSETS
Real Estate Leased to Others:
  Accounted for under the operating method, at
     cost, net of accumulated depreciation of
     $785,897 and $741,473 as of June 30,
     1995 and December 31, 1994, respectively                                      $      3,360,643      $       3,405,066
  Accounted for under the financing method                                                5,181,364              5,334,922
                                                                                          8,542,007              8,739,988
Other Assets:
Cash and cash equivalents, at cost, which
  approximates market value                                                                 984,793                728,190
Other costs, net of accumulated amortization
  of $12,554 and $11,184 as of June 30, 1995
  and December 31, 1994, respectively                                                       128,888                 69,346
                                                                                   $      9,655,688      $       9,537,524
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses                                              $        100,739      $          86,822
Distributions payable to Partners                                                           532,393                336,604
                                                                                            633,132                423,426
Partners' Capital:
Limited Partners
  Units of Limited Partnership Interest, $500
     stated value per Unit; authorized - 50,000
     Units; issued and outstanding - 45,646 Units                                         9,518,444              9,626,831
  General Partners                                                                         (495,888)              (512,733)
                                                                                          9,022,556              9,114,098
                                                                                    $     9,655,688      $       9,537,524

The accompanying notes are an integral part of these financial statements.


STATEMENTS OF CASH FLOWS

For the three months ended                                                                  Six Months                Six Months
June 30, 1995 and 1994                                                                         Ended                     Ended
(Unaudited) (Note 1)                                                                       June 30, 1995             June 30, 1994


Cash flows from operating activities:
  Net income                                                                            $         700,994         $         867,527
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                                  46,127                    51,546
    Minimum lease payments received, net of
     interest income earned, on leases
     accounted for under the financing method                                                     153,558                   139,487
    Changes in assets and liabilities:
     Increase (decrease) in accounts payable and
       accrued expenses                                                                            13,917                    10,083
     Increase in distribution payable to Partners                                                 195,789                   366,374
     Decrease (increase) in other assets                                                           61,246                     3,701
Net cash provided by operating activities                                                       1,049,139                 1,431,316

Cash flows from financing activities:
  Cash distributions paid or accrued to Partners                                                 (792,536)               (1,022,172)

Net decrease in cash and cash equivalents                                                         256,603                   409,144
Cash and cash equivalents, beginning of period                                                    728,190                   731,067
Cash and cash equivalents, end of period                                                $         984,793         $       1,140,211

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



                                              Units of
For the six months ended                       Limited                        General               Limited
June 30, 1995 and 1994                       Partnership                     Partners'             Partners'               Total
(Unaudited) (Note 1)                          Interest                        Capital               Capital               Capital

Balance, December 31, 1994                       45,646               $       (512,733)    $        9,626,831     $       9,114,098
Cash distributions paid or accrued                                             (39,235)              (753,301)             (792,536)
Net income                                                                      56,080                644,914               700,994
Balance, June 30, 1995                           45,646               $       (495,888)    $        9,518,444     $       9,022,556

Balance, December 31, 1993                       45,646               $       (484,564)    $        9,948,293     $       9,463,729
Cash distributions paid or accrued                                             (81,691)              (940,481)           (1,022,172)
Net income                                                                      69,402                798,125               867,527
Balance, June 30, 1994                           45,646               $       (496,853)    $        9,805,937     $       9,309,084

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
June 30, 1995
(Unaudited)

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

2.  Taxable Income

    The Partnership's taxable income for 1995 is expected to differ from the net income for financial reporting purposes primarily due to the accounting for certain real property leases under the financing method for financial reporting purposes and the operating method for tax purposes and from the difference between depreciation for financial reporting purposes and depreciation for tax purposes calculated using the accelerated cost recovery system.

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

   Cash is required to pay management fees and general and administrative expenses. The Partnership's rental and interest income is sufficient and is expected to be sufficient in future years to pay all of these expenses as well as to provide for cash distributions to the Partners from operations.
   All rental payments due to the Partnership from its eleven remaining properties are current through the Second Quarter
   Rental income decreased to approximately $531,235 in the Second Quarter of 1995 from $705,535 in the same period of 1994. The primary reasons for the decrease is the decrease in percentage rent payment from Wal-Mart Stores, Inc. (Bowling Green, KY) and no percentage rent from the Wal-Mart Stores, Inc., (Victoria, TX).
   The Partnership's results of operations in future years may differ from those experienced during the quarter ended June 30, 1995, since the Partnership will receive step rents and may receive percentage rent, as applicable, from those tenants who operate business on the Partnership's properties under net leases. The Partnership may also sell some of its properties.

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

Winthrop Partners 80 Limited Partnership
(Registrant)

BY:      One Winthrop Properties, Inc.
         Managing General Partner



BY:      /S/ Carol J. C. Mills
         Carol J. C. Mills
         Vice President and Chief Financial Officer



BY:      /s/ Richard J. McCready
         Richard J. McCready
         Vice President

DATED:  August 14, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4
OF THE PARTNERSHIP AGREEMENT

1.  Statement of Cash Available for Distribution:

    June 30, 1995
    (Unaudited)

     Income                                                   $         480,165
     Add:    Depreciation and amortization
             charges to income not affecting
             cash available for distribution                             23,063
             Minimum lease payments
             received, net of interest income
             earned, on leases accounted for
             under the financing method                                  77,701
             Prepaid rent                                                 9,300
     Less:   Rent Receivable                                            (59,843)
    Cash Available for Distribution                           $         530,386
    Distributions allocated to General
     Partners                                                 $          39,235
    Distributions allocated to Limited
     Partners                                                 $         491,151

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended June 30, 1995:

    June 30, 1995
    (Unaudited)

    Entity Receiving             Form of
    Compensation              Compensation              Amount

    Winthrop                  Property Man-
    Management                agement Fees             $ 8,978

    General Partners        Interest in Cash
                              Available for
                              Distribution            $ 39,235

    WFC Realty              Interest in Cash
    Co. Inc.                  Available for
                              Distribution             $ 2,260


    All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Report on Form 10-Q or Partnership Report.