Form 10-Q
period 1995-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1995-11-14
CIK 315275

SECURITIES AND EXCHANGE
                             COMMISSION
                       Washington, DC 20549
                             FORM 10-Q
              Quarterly Report Under Section 13 or 15(d)
                 of the Securities Exchange Act of 1934

September 30, 1995
(Quarter Ended)

0-9684
(Commission File Number)

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

YES  X            NO

                             PART 1 - FINANCIAL INFORMATION

STATEMENTS OF INCOME

For the three and nine months ended                                    Three Months Ended                 Nine Months Ended
September 30, 1995 and 1994                                               September 30,                      September 30,
(Unaudited) (Note 1)                                                  1995            1994           1995            1994
Income:
  Rental income from real estate leases accounted
    for under the operating method                            $     155,567   $      122,052  $     659,199   $      804,656
Interest on short-term investments                                   13,436            9,888         38,014           25,851
Interest income on real estate leases accounted
    for under the financing method                                  126,535          133,828        385,227          406,591
  Other Income                                                       22,355               25         22,355               25
                                                                    317,893          265,793      1,104,795        1,237,123
Expenses:
Depreciation and amortization                                        22,342           25,773         68,469           77,319
Management fees                                                       5,123            4,783         19,024           21,198
General and administrative                                            6,516            6,522         32,396           42,364
                                                                     33,981           37,078        119,889          140,881

Net income                                                          283,912          228,715        984,906        1,096,242

Net income allocated to General Partners                             22,713           18,297         78,793           87,699

Net income allocated to Limited Partners                            261,199          210,418        906,113        1,008,543

Net income per Unit of Limited Partnership
  Interest                                                    $        5.72   $         4.61  $       19.85   $        22.09


The accompanying notes are an integral part of these financial statements.

BALANCE SHEETS


September 30, 1995 and December 31, 1994                                        September 30, 1995           December 31, 1994
(Note 1)                                                                            (Unaudited)                  (Audited)


ASSETS
Real Estate Leased to Others:
  Accounted for under the operating method, at
        cost, net of accumulated depreciation of
        $807,889 and $741,473 as of September
        30,1995 and December 31, 1994,
        respectively                                                            $     3,338,651           $       3,405,066
  Accounted for under the financing method                                            5,101,774                   5,334,922
                                                                                      8,840,425                   8,739,988
Other Assets:
Cash and cash equivalents, at cost, which
  approximates market value                                                             838,107                     728,190
Other costs, net of accumulated amortization
  of $13,238 and $11,184 as of September 30,
  1995 and December 31, 1994,
  respectively                                                                          124,869                      69,346
                                                                                $     9,403,401           $       9,537,524
LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses                                           $        53,790           $          86,822
Distributions payable to Partners                                                       415,424                     336,604
                                                                                        469,214                     423,426
Partners' Capital:
Limited Partners
  Units of Limited Partnership Interest,  $500 stated value per Unit; authorized
        - 50,000 Units; issued and outstanding - 45,646
        Units                                                                         9,436,972                   9,626,831
  General Partners                                                                     (502,785)                   (512,733)
                                                                                      8,934,187                   9,114,098
                                                                                $     9,403,401           $       9,537,924

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CASH FLOWS

For the nine months ended                                                            Nine Months                Nine Months
September 30, 1995 and 1994                                                              Ended                     Ended
(Unaudited) (Note 1)                                                              September 30, 1995        September 30, 1994


Cash flows from operating activities:
  Net income                                                                    $       984,906           $       1,096,242
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization                                                       68,469                      77,319
     Minimum lease payments received, net of
        interest income earned, on leases
        accounted for under the financing method                                        233,148                     211,784
     Changes in assets and liabilities:
        Increase (decrease) in accounts payable
         and accrued expenses                                                           (33,032)                     17,563
        Increase in distribution payable
         to Partners                                                                     78,820                       1,571
     Decrease (increase) in other assets                                                (57,577)                     (2,813)
Net cash provided by operating activities                                             1,274,734                   1,401,666

Cash flows from financing activities:
  Cash distributions paid or accrued to Partners
Net increase (decrease) in cash and cash equivalents                                 (1,164,817)                 (1,345,132)
Cash and cash equivalents, beginning of period                                          109,917                      56,534
Cash and cash equivalents, end of period                                                728,190                     731,067
                                                                                $       838,107           $         787,067

The accompanying notes are an integral part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL



For the nine months ended                                      Units of
September 30, 1995 and 1994                                     Limited         General           Limited
(Unaudited) (Note 1)                                          Partnership      Partners'         Partners'         Total
  Interest                                                      Capital         Capital           Capital

Balance, December 31, 1994                                        45,646  $    (512,733)   $    9,626,831   $     9,114,098
Cash distributions paid or accrued                                              (68,845)       (1,095,972)       (1,164,817)
Net income                                                                       78,793           906,113           984,906
Balance, September 30, 1995                                       45,646  $    (502,785)   $    9,436,972   $     8,934,187


Balance, December 31, 1993                                        45,646  $    (484,564)   $    9,948,293   $     9,463,729
Cash distributions paid or accrued                                             (107,670)       (1,237,462)       (1,345,132)
Net income                                                                       87,699         1,008,543         1,096,242
Balance, September 30, 1994                                       45,646  $    (504,535)   $    9,719,374   $     9,214,839

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
September 30, 1995
(Unaudited)

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

MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

  Cash is  required  to pay  management  fees  and  general  and  administrative expenses. The Partnership's rental and interest income is sufficient and is expected to be sufficient in future years to pay all of these expenses as well as to provide for cash distributions to the Partners from operations. The Partnership's working capital and reserve balance is approximately $497,000.
  All rental payments due to the Partnership from its ten occupied properties are current through the Third Quarter with the exception of Duckwall's September payment which is in arrears. The eleventh property, the Ashtabula Dairy Mart Store, remains vacant.
  The Partnership is negotiating to sell the Dairy Mart Store in St. Clair Shores, Michigan. This property represents less than 1% of the Partnership's original investment. If the property is sold, the sale proceeds, of approximately $3 per unit, would be distributed with the regular quarterly distribution and future quarterly distributions would be reduced by approximately $.09 per unit.
  Rental income increased to approximately $155,567 in the Third Quarter of 1995 from $122,052 in the same period of 1994. The primary reason for the increase is the payment by Duckwall Alco of two months rent from prior periods (December 1994 and March 1995), which rent payments had been lost in the mail.
  The Partnership's results of operations in future years may differ from those experienced during the quarter ended September 30, 1995, since the Partnership will receive step rents and may receive percentage rent, as applicable, from those tenants who operate retail stores in the Partnership's properties. The Partnership may also sell some of its properties.

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

Winthrop Partners 80 Limited Partnership
(Registrant)

BY:      One Winthrop Properties, Inc.
         Managing General Partner



BY:      /s/ Anthony R. Page
         Anthony R. Page
         Chief Financial Officer



BY:      /s/ Richard J. McCready
         Richard J. McCready
         Chief Operating Officer

DATED:  November 14, 1995

SUPPLEMENTARY INFORMATION
REQUIRED PURSUANT TO SECTION 9.4
OF THE PARTNERSHIP AGREEMENT

1.      Statement of Cash Available for Distribution:




  September 30, 1995
  (Unaudited)

  Net income.........................                         $283,912
    Add:.........Depreciation and amortization
         charges to income not affecting
         cash available for distribution                        22,342
         Minimum lease payments
         received, net of interest income
         earned, on leases accounted for
         under the financing method                             79,590
         Rent Receivable................                         9,100
    Less:................Write off of Accounts
          Payable.....................                         (22,663)
  Cash Available for Distribution                             $372,281
  Distributions allocated to General
    Partners..........................                          29,610
  Distributions allocated to Limited
    Partners.........................                         $342,671

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 1995:

    September 30, 1995
    (Unaudited)
    Entity Receiving  Form of
    Compensation      Compensation       Amount

    Winthrop          Property Man-
    Management        agement Fees       $ 5,286

    General Partners  Interest in Cash
                      Available for
                      Distribution       $29,610

    WFC Realty        Interest in Cash
    Co. Inc.          Available for
                      Distribution       $ 1,577
                      (210 units)

    All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Report on Form 10-Q or Partnership Report.