Form 10-K
period 1995-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1996-04-01
CIK 315275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                                        Commission File
  For the year ended December 31, 1995                   No. 0-9684

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Massachusetts                                       04-2693546
(State or other jurisdiction of                           (I.R.S. Employer
incorporation  or organization)                           Identification No.)

One International Place, Boston, Massachusetts                 02110
   (Address of principal executive offices)                 (Zip  Code)

Registrant's telephone number including area code:           (617) 330-8600
                                                             --------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE



      Part of the
       Form 10-K           Documents Incorporated by Reference



         I, III         The Prospectus of the Registrant dated June 9, 1980 (the
                                    "Prospectus")

                                                        PART I

Item 1.           Business.

      Winthrop Partners 80 Limited Partnership (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980, for the purpose of owning and leasing commercial and indus trial real properties. The Partnership was initially capitalized with contributions of $1,000 from each of the two General Partners and $5,000 from the Initial Limited Partner. On February 21, 1980, the Partnership filed a Registration Statement on Form S-11 (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to a public offering of 50,000 units of limited partnership interest ("Units") at a pur chase price of $500 per Unit (an aggregate of $25,000,000). The Registration Statement was declared effective on June 9, 1980. The offering terminated in February 1981, at which time 45,636 Units, representing capital contributions from Limited Partners of $22,818,000, had been subscribed for.

      The Partnership's General Partners are One Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership (the "Associate General Partner"). One Winthrop Properties, Inc. is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland public limited partnership. See "Change in Control."

      The Partnership's only business is owning and leasing improved real estate. The Partnership's investment objectives and policies are described at pages 16-23 of its Prospectus dated June 9, 1980 (the "Prospectus") under the caption "Investment Objectives and Policies," which description is attached hereto as an Exhibit and incorporated herein by this reference. The Prospectus was filed with the Commission pursuant to Rule 424(b) on June 19, 1980.

      In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's current reserves net of accounts payable, accrued expenses and distributions payable to partners of approximately $384,000 are invested in money market instruments. Eight properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, and one in January 1996. See, "Dispositions," below. Many of the properties are located in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. The Partnership's future cash distributions will include ongoing disbursements from rental income and one-time disbursements of sale proceeds. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original Capital Contribution. The general partners' 8% share of sale proceeds would be paid subsequently. See Item 2, "Properties" for a description of Registrant's remaining properties.

     Each of the Partnership's properties are leased to a single tenant with the exception of the Ashtabula, Ohio property which was vacated by the tenant upon the expiration of the lease. The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties. In addition, the tenants are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the Properties is adequately covered by insurance.

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

     Tenants with 1995 rental payments, including percentage rents, of 10% or more of the Partnership's total annual revenue, are as follows: Wal-Mart Stores, Inc. store in Victoria, Texas, 24.1%; Wal-Mart Stores, Inc. in Bowling Green, Kentucky, 32.3%; Toys "R" Us, Inc. in Livingston, New Jersey, 17.9%; and Toys "R" Us, Inc. in Beaumont, Texas, 15.4%.

Property Matters

      Dairy Mart, Ashtabula, Ohio - The lease with Dairy Mart expired on July 1, 1995. The property remains vacant. The Managing General Partner is currently seeking to obtain a new tenant and is also marketing the property for sale. To date, no viable offers have been received for the property. The Managing General Partner does not believe that if a tenant is not obtained or a sale of the property consummated in the near future that it will have a material adverse effect on the Partnership.

      Dairy Mart, Bolivar, Ohio, Dairy Mart, Creston, Ohio and Royal Oak, Michigan - The lease with respect to each of these properties was extended at the current rates. The lease terms with respect to the Creston, Ohio and Royal Oak, Michigan properties expire on June 30, 1998 and the lease term with respect to the Bolivar, Ohio property was extended from June 30, 1996 to June 30, 1997.

Dispositions

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

      Dairy Mart, St. Clair Shores, MI. The property was sold to an unaffiliated third party in January 1996 for a price of $140,000 which was less than the original purchase price of $173,680. The sale proceeds of approximately $3 per unit, were distributed to limited partners with the first quarter 1996 distribution. The cash-on-cash return provided by the property during its holding period was approximately 8.12% per annum, taking into account the quarterly distributions attributable to the property and the return of capital upon sale. The Partnership's original investment in this properly represented less than 1% of the initial offering proceeds. The property was sold to Dairy Mart's sublet tenant. The sale price was determined by independent appraisal.

Employees

      The Partnership does not have any employees. Services are per formed for the Partnership by its General Partners, and by agents retained by the General Partners, including an affiliate of the General Partners, Winthrop Management.

Change in Control

         Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, and the sole general partner of the Associate General Partner was Arthur J. Halleran, Jr.. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership (Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partner interest in the Associate General Partner.

     As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of the Managing General Partner resigned and Londonderry II appointed new officers and directors. See Item 10, "Directors and Executive Officers of Registrant.

Item 2.           Properties.

      A description of the Partnership's remaining properties is as follows. All of Registrant's remaining properties are owned in fee.

                                      Total Cost   Original
     Tenant                Date  of     of the     Portfolio      Building/
Property/Location          Purchase   Property(1)  Percentage(2)  Land (3)

Dairymart
 Bolivar, OH(4)             9/23/80    $  178,163    L. T. 1       2,520/0.8

 Creston, OH                9/23/80       150,695     L.T. 1       2,146/0.4

 Ashtabula, OH              9/23/80       151,815     L.T. 1       2,500/0.9

 Royal Oak, MI              9/23/80       199,237     L. T. 1      2,200/0.4

Toys "R" Us, Inc.
 Livingston, NJ            11/19/80     2,127,950     10.7        43,000/5.0

  Beaumont, TX             11/19/80     2,234,050     11.3        43,000/4.5

Motorola, Inc.
 Mt. Pleasant, IA(5)       12/24/80       982,617     5           35,700/3.0

Duckwall-Alco Stores, Inc. 12/24/80       972,007     5           35,700/2.0
 Nebraska City, NE

Wal-Mart Stores, Inc.(6)
 Bowling Green, KY         12/30/80     1,877,000     9           81,584/6.5

 Victoria, TX(7)           12/30/80     3,121,436    15           96,498/7.8

(1)  Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3)  Building size is in square feet, land size is in acres.
(4) During 1987 Dairymart became associated with The Lawson Company and all Lawson Company stores changed their name to Dairymart.
(5) In 1989, after the original tenant, Duckwall-Alco Stores, Inc., filed for bankruptcy protection, a new lease for a one-year term with the new tenant, Motorola, Inc., was entered into.
(6)  Building size was expanded from 62,400 square feet in 1985.
(7)  Building size was expanded from 91,498 square feet in 1985.

      All of these properties are commercial or industrial in nature. Each of these properties is under a triple net lease to a single tenant. Each of the tenants is a public company or a subsidiary of a public company. The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1995 annual base rent for the leases at the Partnership's remaining properties.

Tenant                   Business of       Lease        Renewal      1995 Annual
Property/Location        Tenant            Expiration   Option (1)   Base Rent
- -----------------        -----------       ----------   ----------   ---------

Dairymart
 Bolivar, OH             Convenience         6-30-97    2 - 1 to 5yr $ 18,701
                         Food Store

 Creston, OH)            Convenience         6-30-98    4 - 1 to 5yr $ 15,650
                         Food Store

 Royal Oak, MI           Convenience         6-30-98    4 - 1 to 5yr $ 20,920
                         Food Store

Toys "R" Us, Inc.
 Livingston, NJ          Retail Toy         1-1-2001    7 - 7yr.     $214,000(2)
                         Store

Toys "R" Us, Inc.
  Beaumont, TX           Retail Toy         1-1-2001    7 - 7yr.     $224,700
                         Store

Motorola, Inc.
 Mt. Pleasant, IA        Retail Dept.     12-22-2000    1 - 1yr.     $109,200
                         Store

Duckwall-Alco Stores, Inc.
 Nebraska City, NE       Retail Dept.             (3)         -      $111,600

Wal-Mart Stores, Inc.
 Bowling Green, KY       Retail Dept.     12-23-2000    5 - 5yr.     $361,493(4)
                         Store

 Victoria, TX            Retail Dept.     12-23-2000    5 - 5yr.     $352,262



(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) Additional percentage rent of $48,547, representing a percentage of store sales, was received in 1995.
(3) In 1989, after the tenant filed for bankruptcy protection, this lease was renegotiated providing the tenant with the option to terminate the lease in 1992, 1995 and 1998.
(4) Additional percentage rent of $110,982, representing a percentage of store sales, was received in 1995. No percentage rent is expected to be paid in 1996 or thereafter. The Partnership modified the existing base, effective November 1994, by increasing the annual base lease payment by $150,000 reducing the percentage rents by $150,000 and allowing Wal-Mart to sublease the property to another retail operator.

Item 3.           Legal Proceedings.

      The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.           Submission of matters to a vote of securities holders.

      No matters were submitted to a vote of security holders.

                                                        PART II

Item 5. Market Price for Registrant's Common Equity and Related Stockholder Matters.

         There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of March 14, 1996, there were 1,983 holders of Units.

         The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1995 and 1994, Registrant has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

             Distribution with            Amount of Distribution
             Respect to Quarter Ended         Per Unit

                                              1995            1994
                                              ----            ----

             March 31                          5.74           6.64
             June 30                          10.76          13.90
             September 30                      7.51           6.59
             December 31                       7.33           6.72

Item 6.           Selected Financial Data.

         The following represents selected financial data for Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                                                  For the Year Ended or as of December 31,
                                      --------------------------------------------------------------------
                                             1995           1994            1993              1992                 1991

Operating Revenues - rental &
  interest income.................        $1,396,523     $1,503,153        $1,464,993        $1,676,528           $1,860,101
  Operating Income................         1,258,714      1,330,060         1,288,664         1,455,412            1,404,302
  Gain (loss) on sale of property                 --             --          (105,909)          279,938            2,204,843
  Net Income......................         1,258,714      1,330,060         1,182,755         1,735,350            3,609,145
  Net Income per weighted average
  Unit of Limited Partnership
  Interest outstanding                         23.77          26.81             23.65             35.47                76.12
  Total Assets                            $9,182,611     $9,537,524        $9,867,977       $10,841,926          $12,501,391
  Total Cash Distributions per
  Unit of Limited Partnership
  Interest, including amounts
  distributed after year end                   31.34          33.85             43.25             70.45               145.37



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Partnership generates revenues from rental income paid pursuant to leases with tenants at the Partnership's properties as its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes. See "Item 2 Properties" for a description of these leases.

         At December 31, 1995, the Partnership's had $795,018 in cash and cash equivalents, which represents an increase of $66,828 from December 31, 1994. This increase was due to a decrease in cash from investing activities which was more than offset by a decrease in cash used in financing activities.

         The Partnership requires cash to pay management fees and general and administrative expenses. The Partnership's rental and interest income was sufficient in 1995, and is expected to be sufficient in future years, to pay all of these amounts as well as to provide for cash distributions to the Partners from operations.

         Through 1995, the results of the Partnership's operations from year to year have differed primarily because of percentage rental payments, variations in interest income, and sales of properties. The Partnership received percentage rental payments of $367,871 on four of its properties in 1993, $438,028 on three of its properties in 1994 and $159,529 on two of its properties in 1995. The Partnership has sold eight properties to date which significantly increased the amount of cash available for distribution with respect to the year in which the sale took place. There can be no assurance as to the timing and amount of any such sales in the future. The sale of properties eliminates the rental payments associated with such properties and, therefore, reduces the cash available for distribution in future years.

     In light of the net and long-term nature of the leases at the properties, other than those leased to Duck-wall, Motorola and Dairymart, the Partnership does not expect the results of its operations in past years to vary significantly in 1995 with respect to these properties, with the following exceptions. First, the lease of one of these properties provides for periodic increases in the rental payments, and second, the leases for the nine occupied properties provide for the payment of percentage rents to the Partnership based upon the tenant's gross sales at the premises in excess of certain specified minimum amounts. The amounts, if any, of percentage rents which will be paid to the Partnership from these properties in the future is dependent on future sales volumes of the tenants occupying the Partnership's properties. If retail sales decrease, the Partnership will receive smaller percentage rental payments than the approximately $159,259 received in 1995, which would decrease the Partnership's revenues and net income. Third, the Partnership's depreciation expense will decrease over time because some of these properties are depreciated under the component method which results in some building components having shorter useful lives than others.

         Because of the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. In the future, the Partnership expects inflation and changing prices to affect the Partnership's revenues. With respect to the Wal-Mart Bowling Green lease, the additional percentage rents are expected to be eliminated due to Wal-Mart vacating the property in 1995. With respect to the Duckwall, Motorola and the three Dairy Mart leases, the remaining terms of the original leases expire in 1997 and 1998. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be competing for new tenants in the then current rental markets which may not be able to support terms as favorable as those contained in the original lease options or it may seek to sell the property. The Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases.

  Item 8.         Financial Statements and Supplementary Data.


                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULES
                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                      For the Year Ended December 31, 1995

Financial Statements:

Report of Independent Public Accountants

Statements of Income for the Years Ended
  December 31, 1995, 1994 and 1993

Balance Sheets as of December 31, 1995 and 1994

Statements of Changes in Partners' Capital for the Years Ended December 31, 1995, 1994 and 1993

Statements of Cash Flow for the Years Ended
  December 31, 1995, 1994 and 1993

Notes to Financial Statements


Financial Statement Schedules:

III   - Real Estate and Accumulated Depreciation of Property Held by
Local Limited Partnerships as of December 31, 1995

All schedules prescribed by Regulation S-X other than the one indicated above have been omitted as the required information is inapplicable or the information is presented elsewhere in the financial statements or related notes.


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



TO WINTHROP PARTNERS 80 LIMITED PARTNERSHIP:

  We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1995 and 1994, and the related statements of income, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of Winthrop Partners 80 Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule III listed in Item 14(a)(2) is the responsibility of Winthrop Partners 80 Limited Partnership management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements and, in our opinion, is fairly stated, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN LLP



Boston, Massachusetts
January 31, 1996

STATEMENTS OF INCOME


- ------------------------------------------------------------------------------------------------------------------------------------

For the Years Ended
December 31, 1995, 1994 and 1993                                                    1995                 1994              1993
- ------------------------------------------------------------------------------------------------------------------------------------


Income:
Rental income from real estate leases
    accounted for under the operating
    method.............................................................    $         702,265  $         928,493   $        871,894
  Interest on short-term investments...................................               49,586             35,871             28,256
  Interest income on real estate leases
    accounted for under the financing
    method.............................................................              622,317            538,661            564,843
  Other income.........................................................               22,355                128                -
                                                                                      ------                ----               -
                                                                                   1,396,523          1,503,153          1,464,993
                                                                                   ---------          ----------         ---------

Expenses:
  Depreciation and amortization........................................               73,644            103,093            101,458
  Management fees......................................................               24,310             26,155             25,446
  General and administrative...........................................               39,855             43,845             49,425
                                                                                      ------             -------            ------
                                                                                     137,809            173,093            176,329
                                                                                     -------            --------           -------

Operating income.......................................................            1,258,714          1,330,060          1,288,664

Loss on sale of property, net..........................................                -                  -               (105,909)

Provision for write-down of property...................................             (73,000)              -                   -
                                                                                    --------              ------              -

Net income.............................................................    $       1,185,714  $       1,330,060   $      1,182,755
                                                                           =       =========  =       ==========  =      =========

Net income allocated to General Partners...............................    $         100,697  $         106,405   $        103,093
                                                                           =         =======  =         ========  =        =======

Net income allocated to Limited Partners...............................    $       1,085,017  $       1,223,655   $      1,079,662
                                                                           =       =========  =       ==========  =      =========

Net income per Unit of Limited Partnership
  Interest.............................................................    $           23.77  $           26.81   $          23.65
                                                                           =           =====  =           ======  =          =====




  The  accompanying  notes are an integral  part of these financial statements.

BALANCE SHEETS

- ------------------------------------------------------------------------------------------------------------------------------------


December 31, 1995 and 1994                                                                1995                     1994
- ------------------------------------------------------------------------------------------------------------------------------------


ASSETS

Real Estate Leased to Others:
  Accounted for under the operating method, at cost,......................
   net of accumulated depreciation of $885,378 and
   $741,473 as of December 31, 1995 and 1994,.............................
   respectively...........................................................      $        3,261,161        $       3,405,066
  Accounted for under the financing method................................               5,020,239                5,334,922
                                                                                         ----------               ---------
                                                                                         8,281,400                8,739,988

Other Assets:
  Cash and cash equivalents, at cost, which
   approximates market value..............................................                 795,018                  728,190
  Other, net of accumulated amortization of
   $13,923 and $11,184 as of December 31, 1995
   and 1994, respectively.................................................                 106,193                   69,346
                                                                                           --------                  ------
                                                                                $        9,182,611        $       9,537,524
                                                                               =        ==========       =       =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)

Liabilities:
  Accounts payable and accrued expenses...................................      $           44,979        $          86,822
  Distributions payable to Partners.......................................                 366,216                  336,604
                                                                                           --------                 -------
                                                                                           411,195                  423,426
                                                                                           --------                 -------

Partners' Capital (Deficit):
  Limited Partners
    Units of Limited Partnership Interest, $500
    stated value per Unit; authorized - 50,010
    Units; issued and outstanding - 45,646 Units..........................               9,281,303                9,626,831

  General Partners........................................................                (509,887)                (512,733)
                                                                                          ---------                --------
                                                                                         8,771,416                9,114,098
                                                                                         ----------               ---------
                                                                                $        9,182,611        $       9,537,524
                                                                                =        ==========       =       =========




 The accompanying  notes  are an  integral  part of these financial statements.

STATEMENTS OF CASH FLOWS

- ------------------------------------------------------------------------------------------------------------------------------------


For the Years Ended
December 31, 1995, 1994 and 1993                                                    1995                1994               1993
- ------------------------------------------------------------------------------------------------------------------------------------


Cash flows from operating activities:

  Net income..............................................................   $     1,185,714    $      1,330,060    $     1,182,755
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization.........................................            73,644             103,093            101,458
    Provision for write-down of property..................................            73,000                -                  -
    Minimum lease payments received, net of interest
     income earned, on leases accounted for under
     the financing method.................................................           314,683             285,839            259,657
    Loss on sale of property..............................................              -                   -               105,909
    Changes in assets and liabilities:
      (Decrease) increase in accounts payable and
       accrued expenses...................................................           (41,843)             12,305             15,452
      (Increase) decrease in other assets.................................           (39,586)            (61,355)             2,221
                                                                                     --------            --------             -----

    Net cash provided by operating activities:............................         1,565,612           1,669,942          1,667,452
                                                                                   ----------          ----------         ---------

Cash flows from financing activities:
  Cash distributions paid.................................................        (1,498,784)         (1,672,819)        (2,172,156)
                                                                                  -----------         -----------        ----------

    Net cash used by financing activities.................................        (1,498,784)         (1,672,819)        (2,172,156)
                                                                                  -----------         -----------        ----------

Cash flows from investing activities:
  Net proceeds from sale of property......................................              -                   -               435,582
                                                                                        -----               -----           -------

    Net cash provided by investing activities.............................              -                   -               435,582
                                                                                        -----               -----           -------

Net increase (decrease) in cash and cash equivalents......................            66,828              (2,877)           (69,122)

Cash and cash equivalents, beginning of year..............................           728,190             731,067            800,189
                                                                                     --------            --------           -------

Cash and cash equivalents, end of year....................................   $       795,018    $        728,190    $       731,067
                                                                             =       ========   =        ========   =       =======






 The accompanying  notes  are an  integral  part of these financial statements.

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

- ------------------------------------------------------------------------------------------------------------------------------


                                                      UNITS OF
                                                       LIMITED               GENERAL            LIMITED
For the Years Ended                                  PARTNERSHIP            PARTNERS'          PARTNERS'            TOTAL
December 31, 1995, 1994 and 1993                      INTEREST              (DEFICIT)           CAPITAL            CAPITAL
- ------------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1992...........................  45,646        $        (454,074)  $     10,843,277   $     10,389,203


Cash distributions paid or
  accrued............................................                         (133,583)        (1,974,646)        (2,108,229)
Net income...........................................                          103,093          1,079,662          1,182,755
                                                                               --------         ----------         ---------
Balance, December 31, 1993...........................  45,646                 (484,564)         9,948,293          9,463,729
                                                       ------                 ---------         ----------         ---------

Cash distributions paid or
  accrued............................................                         (134,574)        (1,545,117)        (1,679,691)
Net income...........................................                          106,405          1,223,655          1,330,060
                                                                               --------         ----------         ---------
Balance, December 31, 1994...........................  45,646                 (512,733)         9,626,831          9,114,098
                                                       ------                 ---------         ----------         ---------


Cash distributions paid or
  accrued............................................                          (97,851)        (1,430,545)        (1,528,396)
Net income...........................................                          100,697          1,085,017          1,185,714
                                                                               --------         ----------         ---------
Balance, December 31, 1995...........................  45,646        $        (509,887)  $      9,281,303   $      8,771,416
                                                       ======        =        =========  =      ==========  =      =========








 The accompanying  notes  are an  integral  part of these financial statements.

NOTES TO FINANCIAL STATEMENTS
December 31, 1995


1.         ORGANIZATION

           Winthrop Partners 80 (the Partnership), a limited partnership, was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership will terminate on December 31, 2008 or sooner, in accordance with the terms of the Partnership Agreement.


2.         SIGNIFICANT ACCOUNTING POLICIES

           Financial Statements - The financial statements of the Partnership are prepared on the accrual basis of accounting in accordance with generally accepted accounting principles.

           Use of Estimate - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

           Distributions to Partners - The cash distribution due Partners for the three months ended December 31, 1995 is recorded in the accompanying financial statements as a liability and a reduction of Partners' capital. As provided in the Partnership Agreement, quarterly distributions are payable to Partners within 60 days after the end of the quarter.

           Percentage Rent - The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties (percentage rent). These percentage rents are recorded on a cash basis. For the years ended December 31, 1995, 1994 and 1993, the Partnership received percentage rent totaling approximately $161,418, $456,230 and $357,870, respectively.

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

           (b)    Operating Method

                  Under this method, revenue is recognized as rental payments become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.

2.         SIGNIFICANT ACCOUNTING POLICIES (Continued)

           Cash and cash equivalents - Cash and cash equivalents consist of a mutual fund that invests in treasury bills and repurchase agreements that mature in three months or less. Cash equivalents are valued at cost, which approximates market value.

           Depreciation - Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the useful life of each class of asset, which ranges from 5 to 35 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or to the extent that the property had previously been accounted for under the financing method, the depreciable base is the fair market value at the date of implementation of operating lease accounting.


3.         TRANSACTIONS WITH RELATED PARTIES

           One Winthrop Properties, Inc. (One Winthrop), the Managing General Partner; Winthrop Securities Co., Inc. (Winthrop Securities), the selling agent for the Public Offering; and Winthrop Management, the manager of the properties, are wholly owned subsidiaries of First Winthrop Corporation, which in turn is wholly owned by Winthrop Financial Associates, a Limited Partnership (WFA).

           Winthrop Management is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For the years ended December 31, 1995, 1994 and 1993, Winthrop Management earned $24,310, $26,155 and $25,446, respectively, for managing the real properties of the Partnership.

           The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the years ended December 31, 1995, 1994 and 1993, the Partnership has paid or accrued distributions from Cash Available for Distribution totaling $97,851, $134,574 and $133,583, respectively, to the General Partners. The proceeds from the sales of properties in 1993 (see Note 6) were distributed entirely to the Limited Partners.

           During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the Limited Partners, as described in the Partnership Agreement.

4.         REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

           Real estate leased to others, at cost, accounted for under the operating method as of December 31, 1995 and 1994, is summarized as follows:


                          -------------------------------------------------------------------------------------------------


                                                                              1995                      1994

                          -------------------------------------------------------------------------------------------------


                   Land............................................   $       2,127,427         $       2,127,427
                   Commercial buildings............................           2,019,112                 2,019,112
                   Less: Accumulated depreciation..................            (885,378)                 (741,473)
                                                                               --------                  --------
                                                                      $       3,261,161         $       3,405,066
                                                                      =       =========         =       =========

           The following is a summary of the minimum  anticipated  future rental
           receipts,   excluding   percentage   rents,   by  year,   under   the
           noncancelable portion of the operating leases:

                          1996.................................................          493,000
                          1997.................................................          474,000
                          1998.................................................          343,000
                          1999.................................................          318,000
                          2000.................................................          272,000
                          Thereafter...........................................                0

5.         REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

           Real estate leased to others, accounted for under the financing method, as of December 31, 1995 and 1994, is summarized as follows:

                  -----------------------------------------------------------------------------------------------------------------


                                                                                      1995                      1994

                  -----------------------------------------------------------------------------------------------------------------


           Minimum lease payments receivable................................   $      4,527,666          $       4,920,916
           Unguaranteed residual value......................................   $      2,918,533                  2,918,533
                                                                               -      ---------                  ---------
                                                                                      7,446,199                  7,839,449
               Less:  Unearned income                                                (2,425,960)                (2,504,527)
                                                                                     -----------                ----------
                                                                               $      5,020,239          $       5,334,922
                                                                               =      =========          =       =========

           The following is a summary of the approximate minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the financing leases:

                                1996.....................................             937,000
                                1997.....................................             937,000
                                1998.....................................             937,000
                                1999.....................................             918,000
                                2000.....................................             798,000
                                Thereafter...............................                   0

6.         SALES OF PROPERTIES

           On September 8, 1993, the Partnership sold the Dairy Mart in Berkeley, Michigan, for $120,000 in cash, and on September 30, 1993, the Partnership sold the Greenville, South Carolina, property for $345,000 in cash. The sales provided $435,582 of net proceeds, which were distributed in the fourth quarter of 1993 and resulted in a net loss of $105,909.

7.         WRITE-DOWN OF PROPERTY

           In connection with its evaluation of the Ashtabula, Ohio property, management of the Partnership wrote down the carrying value of the property by $73,000 to $0, at December 31, 1995. The reserve is reflected as a component of accumulated depreciation in the accompanying balance sheets.

8.         TAXABLE INCOME

           The Partnership's taxable income for 1995 differs from net income for financial reporting purposes primarily due to the differences in the methods used for the recognition of depreciation and the accounting for certain real property leases under the financing method for financial reporting purposes and the operating method for tax return purposes. Taxable income for 1995 is as follows:

           Net income for financial reporting purposes...................................................   $    1,185,714
           Plus:   Minimum lease payments received,
                    net of interest income earned, on
                    leases accounted for under the
                    financing method.....................................................................          314,683
                   Write-down of property................................................................           73,000
           Minus:  Depreciation on property subject to leases
                    accounted for under the financing
                    method and tax depreciation adjustment...............................................         (256,181)
                                                                                                                  --------
            Taxable income...............................................................................   $    1,317,216
                                                                                                            =    =========

9.         SUBSEQUENT EVENT

           On January 18, 1996, the Partnership sold the property in St. Clair Shores, Michigan for $140,000, resulting in a gain of approximately $50,000 for financial reporting purposes. The net proceeds will be distributed to the limited partners during 1996.

SUPPLEMENTARY INFORMATION

REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

- -----------------------------------------------------------------------------------------------------------------------------------

December 31, 1995                                                                  Three Months Ended                 Year Ended
(Unaudited)                                                                         December 31, 1995              December 31, 1995


1.  Statement of Cash Available for Distribution:
Net Income.............................................................            $       200,808             $        1,185,714
   Add:  Depreciation and amortization charges to income
          not affecting Cash Available for
          Distribution.................................................                      5,175                         73,664
         Minimum lease payments received, net of
          interest income earned, on leases accounted
          for under the financing method...............................                     81,535                        314,683
         Write-down of property........................................                     73,000                         73,000
         Write-off of accounts payable.................................                          0                        (22,676)
         Rent receivable...............................................                     12,363                        (95,980)
         Prepaid Rent..................................................                     (9,300)                             0
                                                                                            -------                             -
Cash Available for Distribution........................................            $       363,581             $        1,528,385
                                                                                   -       --------            -        ---------

Distributions allocated to General Partners............................            $        29,007             $           97,851
                                                                                   -        -------            -           ------

Distributions allocated to Limited Partners............................            $       334,574             $        1,430,546
                                                                                   =       ========            =        =========


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, for the three months ended December 31, 1995:


Entity Receiving                                      Form of                                        (Unaudited)
Compensation                                        Compensation                                       Amount
- -----------------                                   -------------------                                ------
Winthrop Management                                 Property management fees                        $      5,286
General Partners                                    Interest in Cash Available
                                                      for Distribution                              $     29,007
WFC Realty Co., Inc.                                Interest in Cash Available
                                                      for Distribution                              $      1,539












All other information required pursuant to Section 9.4 of the Partnership Agreement is set forth in the attached Financial Statements and related notes or the Annual Partnership Report.

10.  PROPERTY SUMMARY


      The following is a summary of real estate (accounted for under the operating or financing method) leased to others (land and commercial building at each location) held on a fee ownership basis at December 31, 1995:

- -----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Costs
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
                               Stores, Inc.             and Victoria, TX



                             WINTHROP PARTNERS 80
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                   (ACCOUNTED FOR UNDER THE OPERATING METHOD)
                               DECEMBER 31, 1995
                                  SCHEDULE III
                                   1 of 3




                                 Initial cost to Partnership &
                                 gross amount at which carried
                                 as of Dec. 31, 1995 (A,B,&C)            Accumulated                                 Life on which
                                 ----------------------------
                                                                         Depreciation     Date of                    Depreciation
                                            Buildings &                  as of Dec. 31,  Construction       Date       Expense
Description                      Land       Improvements      Total         1995 (D)      Completion      Acquired    is Computed
- -----------                      ----       ------------      -----      --------------  ------------     --------   ------------

Land and retail stores,
 Bolivar, Creston and
 Ashtabula, OH; Royal
 Oak, and St. Clair
 Shores, MI (E)             $  256,077     $  597,513      $   853,590   $  529,995      1980            Sept. 1980     5-40 years


Land and retail store,
 Mt. Pleasant, IA               95,999        703,999         799,998       176,000      1979            Dec. 1980      5-40 years


Land and retail store,
 Nebraska City, NB              62,400        717,600         780,000       179,400      1979            Dec. 1980      5-40 years

Land,
 Livingston, NJ                595,826           -             595,826         -           -             Nov. 1980       -


Land,
 Beaumont, TX                  647,875           -            647,875          -           -             Nov. 1980       -



Land,
 Bowling Green, KY             469,250           -            469,250          -           -             Dec. 1980       -
                            ----------     ----------      ----------    ----------

                            $2,127,427     $2,019,172      $4,146,539    $  885,395
                            ==========     ==========      ==========    ==========


                                          WINTHROP PARTNERS 80
                                 REAL ESTATE AND ACCUMULATED DEPRECIATION
                                (ACCOUNTED FOR UNDER THE OPERATING METHOD)
                                            DECEMBER 31, 1995
                                                SCHEDULE III
                                               page 2 of 3



(A) The cost of the properties represents the purchase price of the properties plus miscellaneous acquisition and closing costs. Included in the costs are property acquisition fees totaling $585,437 paid to the Managing General Partner (see Note 3 of Notes to Financial Statements).


(B) The cost of real estate owned at December 31, 1995 is the same for financial statement and income tax reporting purposes.


(C)      Reconciliation of real estate owned:

         Balance as of December 31, 1994......................     $ 4,146,539
         Additions during 1995................................               0
         Write-down of property during 1995...................               0
                                                                    ----------
         Balance as of December 31, 1995......................     $ 4,146,539
                                                                   ===========


(D)      Reconciliation of accumulated depreciation:

         Balance as of December 31, 1994......................     $   741,490
         Depreciation expense during 1995.....................          70,905
         Write-down of property during 1995...................          73,000
                                                                    ----------
         Balance as of December 31, 1995......................     $   885,395
                                                                   ===========


(E) All five stores are approximately the same size and have equivalent land, building and improvement costs.

                           WINTHROP PARTNERS 80
                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                   (ACCOUNTED FOR UNDER THE FINANCING METHOD)
                             DECEMBER 31, 1995
                                SCHEDULE III
                                page 3 of 3


                                                     Minimum lease payments
                           Net Investment in         received net of interest         Date of                    Length of Lease
                          Financing Leases at           Income Earned at            Construction      Date       on Which Interest
Description               point of purchase(A)        December 31, 1995 (B)          Completion     Acquired     Income is Computed
- -----------               --------------------       ------------------------       ------------    --------     ------------------

Retail store,
 Livingston, NJ           $1,532,124                 $  619,348                     1980            Nov. 1980    20 years

Retail store,
 Beaumont, TX              1,586,176                    640,927                     1980            Nov. 1980    20 years

Retail store,
 Bowling Green, KY         1,407,750                    532,978                     1980            Dec. 1980    20 years

Land and retail store,
 Victoria, TX              3,121,435                    833,993                     1980            Dec. 1980    20 years
                          ----------                 ----------
                          $7,647,485                 $2,627,246
                          ==========                 ==========


(A) The net investment in financing leases at the point of purchase reflects the purchase price of the properties plus miscellaneous acquisition and closing costs. Included in the costs are property acquisition fees totaling $555,463 paid to the Managing General Partner (See Note 3 of Notes to Financial Statement). The net investment at the point of purchase is as follows:

                  Minimum lease payments receivable...........         $ 16,489,974
                  Plus:  Unguaranteed residual................            2,924,802
                  Minus:  Unearned income.....................          (11,767,291)
                                                                       ------------
                  Net Investment..............................         $  7,647,485
                                                                       ============

(B) Reconciliation of minimum lease payments received net of interest income earned:

                  Balance as of December 31, 1994.............         $  2,312,563
                  Minimum lease payments received net of
                   interest income earned during 1995.........              314,683
                                                                       ------------
                  Balance as of December 31, 1995.............         $  2,627,246
                                                                       ============

Item 9.           Changes in and Disagreements on Accounting and Financial
                  Disclosure.

      None.

                                    PART III

  Item 10.        Directors and Executive Officers of the Registrant.

       (a) and (b) Identification of Directors and Executive Officers. Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1996, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:


                                                          Has Served as
                               Position Held with the     a Director or
  Name and Age                 Managing General Partner   Officer Since

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Ronald Kravit                Director                     7-95

W. Edward Scheetz            Director                     7-95

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     1-96
                             and Clerk

Anthony R. Page              Chief Financial Officer      8-95
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

            Each director and officer of the Managing General Partner will hold office until the next annual meeting of the stockholders of the Management General Partner and until his successor is elected and qualified.

       (c)    Identification of Certain Significant Employees.   None.

       (d)    Family Relationships.   None.

     (e) Business Experience. The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

         Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Ronald Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993.

     Richard J. McCready, age 37, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

      Jeffrey Furber, age 36, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July 1994, to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to July 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing on real estate securities, mergers and acquisitions.

       Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty- Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

      (f)  Involvement in Certain Legal Proceedings.   None.

  Item 11.  Executive Compensation.

     Registrant is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

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

 (c)  Changes in control.

            There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership except as follows:

     In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II. Initial security for the Purchase Money Note includes, among other things, the partnership interests in W.L. Realty acquired by Londonderry II and the W.L. Realty partnership interest in Linnaeus. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon this security and, as result, would gain control of the Partnership.

  Item 13.        Certain Relationships and Related Transactions.

            Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

            Winthrop Management is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For the years ended December 31, 1995, 1994 and 1993, Winthrop Management earned $24,310, $26,155 and $25,466, respectively, for managing the real properties of the Partnership.

     The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the years ended December 31, 1995, 1994 and 1993, the Partnership has paid or accrued distributions from Cash Available for Distribution totaling $97,851, $134,574 and $133,583, respectively, to the General Partners. The proceeds from the sales of properties in 1993 were distributed entirely to the Limited Partners.

      During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the Limited Partners, as described in the Partnership Agreement.

            For the year ended December 31, 1995, the Partnership allocated $39,516, $65,861 and $266 of taxable income to the Managing General Partner, Associate General Partner and the Initial Limited Partner, respectively. There were no reimbursements made in 1995 to the General Partners or their affiliates.

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a)(1)(2)         Financial Statements and Financial Statement Schedules:

                  See Item 8 of this Form 10-K for Financial Statements of the Partnership, Notes thereto, and Financial Statement Schedules. (A Table of Contents to Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)           Exhibits:

                    The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

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

                                          WINTHROP PARTNERS 80 LIMITED
                                          PARTNERSHIP

                                          By:   ONE WINTHROP PROPERTIES, INC.,
                                                Managing General Partner

                                                By: /s/ Michael L. Ashner
                                                        Michael Ashner
                                                        Chief Executive Officer

                                                         Date:  March 27, 1996

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name        Title                    Date

/s/ Michael Ashner    Chief Executive          March 27, 1996
- ------------------
Michael Ashner        Officer and Director


/s/ Ronald Kravit     Director                 March 27, 1996
Ronald Kravit


/s/ Anthony R. Page   Chief Financial Officer  March 27, 1996
Anthony R. Page

                                INDEX TO EXHIBITS

Exhibit

 3          Amended and Restated Agreement of Limited Partner-
                  ship of Winthrop Partners 80 dated as of June 5, 1980 (incorporated herein by reference to the Registrant's Registration Statement on Form S-11, File No. 2-66725).

  4         See Exhibit (3).

 10(a)      Property Management Agreement between Winthrop
                  Partners 80 and WP Management Co., Inc. dated
                  February 12, 1980 (incorporated herein by reference to the Registrant's Registration Statement on Form S-11, File No. 2-66725).

 10(b) Documents relating to Dairymart, formerly The Lawson Company ("Dairymart"), property in Bolivar, Ohio (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October 10, 1980).

 10(c) Documents relating to the Dairymart property in Creston, Ohio (incorporated herein by reference to the Regis- trant's Current Report on Form 8-K dated October 10, 1980).

 10(d) Documents relating to the Dairymart property in Berkley, Michigan (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated October
                  10, 1980).

 10(e) Documents relating to the Motorola, formerly Duckwall- Alco Stores, Inc., property in Mt. Pleasant, Iowa (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 7, 1981).

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

 10(f)      Documents relating to the Duckwall-Alco Stores, Inc.
                  property in             Nebraska City, Nebraska (incorporated
                  herein by reference to the Registrant's Current
                  Report on Form 8-K dated January 7, 1981).
                  Assumption and Amendment to Lease, dated September
                  11, 1989. (incorporated herein by reference to the Registrant's annual report on Form 10-K dated
                  March 31, 1992)

10(g) Documents relating to the Wal-Mart Stores, Inc. ("Wal-Mart") property in Bowling Green, Kentucky (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 7, 1981).

 10(h) Documents relating to the Wal-Mart property in Victoria, Texas (incorporated herein by reference to the Registrant's Current Report on Form 8-K dated January 7, 1981).

10(i) First Amendment to Lease, date October 7, 1994, between Winthrop partners 80 Limited Partnership and Wal-Mart Stores, Inc. incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.