Form 10QSB
period 1996-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1996-05-15
CIK 315275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Massachusetts                           04-2693546
      -------------------------------      ------------------------------------
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

       One International Place, Boston, Massachusetts         02110
      ----------------------------------------------------------------
            (Address of principal executive office)         (Zip Code)

        Registrant's telephone number, including area code (617) 330-8600


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

                                      1 of 10

       WINTHROP PARTNERS 80 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.



Balance Sheets (Unaudited)

                                                              March 31,    December 31,
                                                                 1996          1995
Assets

Real Estate Leased to Others:

Accounted for under the operating method, at
   cost, net of accumulated depreciation of
   $812,000 (1996) and $885,000 (1995)                      $ 3,161,000    $ 3,261,000
Accounted for under the financing method                      4,936,000      5,020,000
                                                            -----------    -----------

                                                              8,097,000      8,281,000

Other Assets:

Cash and cash equivalents                                     1,000,000        795,000
Other, net of accumulated amortization of
   $15,000 (1996) and $14,000 (1995)                            105,000        106,000
                                                            -----------    -----------

         Total Assets                                       $ 9,202,000    $ 9,182,000
                                                            ===========    ===========

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                       $   123,000    $    45,000
Distributions payable to partners                               503,000        366,000
                                                            -----------    -----------

         Total Liabilities                                      626,000        411,000
                                                            -----------    -----------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,000 Units;
   issued and outstanding - 45,646 Units                      9,091,000      9,281,000
General Partners (Deficit)                                     (515,000)      (510,000)
                                                            -----------    -----------

         Total Partners' Capital                              8,576,000      8,771,000
                                                            -----------    -----------

         Total Liabilities and Partners' Capital            $ 9,202,000    $ 9,182,000
                                                            ===========    ===========




                       See notes to financial statements.

                                     2 of 10

       WINTHROP PARTNERS 80 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996



Statements of Income (Unaudited)


                                                      For the Three Months Ended
                                                         March 31,  March 31,
                                                           1996       1995

Income

     Rental income from real estate leases accounted
        for under the operating method                   $157,000   $122,000
     Interest on short-term investments                     6,000      4,000
     Interest income on real estate leases accounted
       for under the financing method                     123,000    130,000
     Gain on sale of property                              57,000       --
                                                         --------   --------

                                                          343,000    256,000
                                                         --------   --------
Expenses:

     Depreciation and amortization                         17,000     23,000
     Management fees                                        6,000      5,000
     General and administrative                            14,000      7,000
                                                         --------   --------

         Total expenses                                    37,000     35,000
                                                         --------   --------


Net Income                                               $306,000   $221,000
                                                         ========   ========

Net Income per Unit of Limited Partnership Interest      $   6.18   $   4.45
                                                         ========   ========

Distributions per Unit of Limited Partnership Interest   $  10.34   $   5.74
                                                         ========   ========




                       See notes to financial statements.

                                     3 of 10

       WINTHROP PARTNERS 80 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996



Statement of Partners' Capital (Unaudited)

                                           Units of
                                           Limited        General       Limited
                                         Partnership     Partners'     Partners'        Total
                                          Interest        Deficit       Capital        Capital


Balance - January 1, 1996                    45,646    $  (510,000)   $ 9,281,000    $ 8,771,000

   Cash distributions paid or accrued                      (29,000)      (472,000)      (501,000)
   Net income                                               24,000        282,000        306,000
                                        -----------    -----------    -----------    -----------

Balance - March 31, 1996                     45,646    $  (515,000)   $ 9,091,000    $ 8,576,000
                                        ===========    ===========    ===========    ===========




                       See notes to financial statements.

                                     4 of 10

       WINTHROP PARTNERS 80 LIMITED PARTNERSHIP FORM 10-QSB MARCH 31, 1996


Statements of Cash Flows (Unaudited)

                                                                     For the Three Months Ended
                                                                       March 31,      March 31,
                                                                         1996           1995

Cash Flows from Operating Activities:

Net income                                                           $   306,000    $   221,000
Adjustments to reconcile net income to net cash provided
  by operating activities:

     Depreciation and amortization                                        17,000         23,000
     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method        84,000         76,000
     Gain on sale of property                                            (57,000)          --
Changes in assets and liabilities:
     Decrease in other assets                                               --            7,000
     Increase in accounts payable and accrued expenses                    78,000         11,000
                                                                     -----------    -----------


Net cash provided by operating activities                                428,000        338,000
                                                                     -----------    -----------

Cash Flows From Investing Activities:

     Proceeds from sale of property                                      141,000           --
                                                                     -----------    -----------

Cash provided by investing activities                                    141,000           --
                                                                     -----------    -----------

Cash Flows From Financing Activities:

     Cash distributions paid                                            (364,000)      (337,000)
                                                                     -----------    -----------

Cash used in financing activities                                       (364,000)      (337,000)
                                                                     -----------    -----------

Net increase in cash and cash equivalents                                205,000          1,000

Cash and cash equivalents, beginning of period                           795,000        728,000
                                                                     -----------    -----------

Cash and cash equivalents, end of period                             $ 1,000,000    $   729,000
                                                                     ===========    ===========




                       See notes to financial statements.

                                     5 of 10

            WINTHROP PARTNERS 80 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996

                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)



1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1995.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Management fees paid by the Partnership to Winthrop Management, an affiliate of the General Partner, totaled $6,000 and $5,000 during the three months ended March 31, 1996 and 1995, respectively.

3.       Sale of Property

         In January 1996, the Partnership sold its St. Clair Shores, Michigan property for $141,000, resulting in a gain of $57,000.


                                     6 of 10

            WINTHROP PARTNERS 80 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996


Item 2.  Management's Discussion and Analysis or Plan of Operation

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         All of the Partnership's properties are leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between fifteen months and fifty-seven months. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.


         The level of liquidity based on cash and cash equivalents experienced a $205,000 increase at March 31, 1995 as compared to December 31, 1995. The Partnership's $428,000 of cash provided by operating activities and $141,000 provided from the sale of its St. Clair Shores property (investing activities) was only partially offset by $364,000 of cash used for partner distributions (financing activities). Cash provided by Partnership operations improved at March 31, 1996 as compared to March 31, 1995 primarily due to the proceeds from the sale of the St. Clair Shores property and an increase in rental income.

         The Partnership requires cash primarily to pay management fees at its properties and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the three months ended March 31, 1996, and is expected to be sufficient in future periods, to pay all of these amounts as well as to provide for cash distributions to the Partners from operations.

         The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. Based on the projected revenue and expenses of the Partnership, it is expected that quarterly distributions will continue to be made to its partners in the foreseeable future.

         In January 1996, the Partnership's St. Clair Shores property which was leased to Dairy Mart was sold to an unaffiliated third party (Dairy Mart's sublet tenant) for a price of $141,000 which was less than the original purchase price of $174,000. The sale proceeds of approximately $3 per unit, were distributed to limited partners with the first quarter 1996 distribution. The cash-on-cash return provided by the property during its holding period was approximately 8.12% per annum, taking into account the quarterly distributions attributable to the property and the return of capital upon sale. The Partnership's original investment in this properly represented less than 1% of the initial offering proceeds. The sale price was determined by independent appraisal.


                                     7 of 10

            WINTHROP PARTNERS 80 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996



Item 2.  Management's Discussion and Analysis or Plan of Operation
         (Continued)



         Because of the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. In the future, the Partnership expects inflation and changing prices to affect the Partnership's revenues. With respect to the Wal-Mart Bowling Green lease, additional percentage rents are expected to be eliminated due to Wal-Mart vacating the property in 1995 which will have a negative impact on the Partnership's revenues. With respect to the Duckwall, Motorola and the three Dairy Mart leases, the remaining terms of the original leases expire in 1997 and 1998. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be competing for new tenants in the then current rental markets which may not be able to support terms as favorable as those contained in the original lease options or it may seek to sell the property.

         The Partnership invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations.

         Results of Operations

         Three Months ended March 31, 1996 vs. March 31, 1995.

         Operating results improved $85,000 for the three months ended March 31, 1996 as compared to 1995 due to an increase in revenues of $87,000 which was only slightly offset by an increase in expenses of $2,000.

         Revenues increased by $87,000 for the three months ended March 31, 1996 as compared to 1995 due to an increase in rental income of $35,000, an increase of $2,000 from short term investments, and a $57,000 gain from sale of the Partnership's St. Clair Shores property which was partially offset by a decrease of $7,000 in interest income on real estate leases accounted for under the financing method. Rental revenue increased primarily due to the receipt of contingent rental payments at certain of the Partnership's properties.

         Expenses increased by $2,000 for the three months ended March 31, 1996 as compared to 1995 due to an increase of $7,000 in general and administrative expenses and an increase of $1,000 in management fees which were partially offset by a decrease in depreciation and amortization of $6,000. The increase in general and administrative expenses was the result of the payment of certain professional fees.




                                     8 of 10

            WINTHROP PARTNERS 80 LIMITED PARTNERSHIP - FORM 10 - QSB

                                 MARCH 31, 1996




Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K.


(a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b) Reports on Form 8K: In February 1996, a current report on Form 8-K was filed with respect to a mailing to limited partners (Item 5. "Other Event").




                                     9 of 10

             WINTHROP PARTNERS 80 LIMITED PARTNERSHIP - FORM 10-QSB

                                 MARCH 31, 1996


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BY:     ONE WINTHROP PROPERTIES, INC.
                                          Managing General Partner



                                      BY: ______________________________
                                          Michael L. Ashner
                                          Chief Executive Officer and Director


                                      BY:______________________________
                                          Edward V. Williams
                                          Chief Financial Officer





                                      Dated: May 14, 1996



                                     10 of 10