Form 10QSB
period 1996-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1996-08-13
CIK 315275

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-9684

                   Winthrop Partners 80 Limited Partnership
       (Exact name of small business issuer as specified in its charter)

        Massachusetts                                  04-2693546
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

      One International Place, Boston, Massachusetts      02110
         (Address of principal executive office)       (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No ___

                                    1 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)                                      June 30,      December 31,
(In Thousands, Except Unit Data)                                  1996            1995
                                                                --------      ------------
Assets

Real Estate Leased to Others:
Accounted for under the operating method, at cost, net of
   accumulated depreciation and allowance for impairment of
   value $1,428 (1996) and $885 (1995)                           $ 2,544         $ 3,261
Accounted for under the financing method                           4,851           5,020
                                                                 -------         -------
                                                                   7,395           8,281
Other Assets:
Cash and cash equivalents                                            982             795
Other, net of accumulated amortization of
   $15 (1996) and $14 (1995)                                           8             106
                                                                 -------         -------
       Total Assets                                              $ 8,385         $ 9,182
                                                                 =======         =======
Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses                            $   118         $    45
Distributions payable to partners                                    394             366
                                                                 -------         -------
       Total Liabilities                                             512             411
                                                                 -------         -------
Partners Capital:
Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,000 Units;
   issued and outstanding - 45,646 Units                           8,444           9,281
General Partners (Deficit)                                          (571)           (510)
                                                                 -------         -------
       Total Partners' Capital                                     7,873           8,771
                                                                 -------         -------
       Total Liabilities and Partners' Capital                   $ 8,385         $ 9,182
                                                                 =======         =======

                      See notes to financial statements.

                                    2 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Statements of Income (Unaudited)
(In Thousands, Except Unit Data)                           For the Three Months Ended       For the Six Months Ended
                                                         June 30, 1996   June 30, 1995   June 30, 1996   June 30, 1995
                                                         -------------   -------------   -------------   -------------
Income: General
   Rental income from real estate leases accounted
      for under the operating method                      $       207     $       382     $       364     $       504
   Interest on short-term investments                              13              20              19              24
   Interest income on real estate leases accounted
      for under the financing method                              120             129             243             259
   Gain on sale of property                                        --              --              57              --
                                                          -----------     -----------     -----------     -----------

                                                                  340             531             683             787
                                                          -----------     -----------     -----------     -----------
Expenses:
   Provision for impairment of value                              600              --             600              --
   Depreciation and amortization                                   17              23              34              46
   Management fees                                                  6               9              12              14
   General and administrative                                      26              19              40              26
                                                          -----------     -----------     -----------     -----------
     Total expenses                                               649              51             686              86
                                                          -----------     -----------     -----------     -----------
Net (Loss) income                                         $      (309)    $       480     $        (3)    $       701
                                                          ===========     ===========     ===========     ===========
Net (Loss) Income per Unit of Limited Partnership
   Interest                                               $     (6.22)    $      9.68     $      (.07)    $     14.13
                                                          ===========     ===========     ===========     ===========
Distributions per Unit of Limited Partnership Interest    $      7.93     $     10.76           18.27           16.50
                                                          ===========     ===========     ===========     ===========

                      See notes to financial statements.

                                    3 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

Statement of Partners' Capital (Unaudited)
(In Thousands, Except Unit Data)
                                          Units of
                                          Limited         General         Limited
                                        Partnership      Partners'       Partners'         Total
                                          Interest        Deficit         Capital         Capital
                                        -----------      ---------       ---------        -------
Balance - January 1, 1996                   45,646        $  (510)        $ 9,281         $ 8,771
   Distributions                                              (61)           (834)           (895)
   Net income                                                  --              (3)             (3)
                                           -------        -------         -------         -------
Balance - June 30, 1996                     45,646        $  (571)        $ 8,444         $ 7,873
                                           =======        =======         =======         =======

                      See notes to financial statements.

                                    4 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1996

Statements of Cash Flows (Unaudited)

                                                                             For the Six Months Ended
(In Thousands)                                                          June 30, 1996       June 30, 1995
                                                                        -------------       -------------
Cash Flows from Operating Activities:
Net (Loss) income                                                       $          (3)      $         701
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                 34                  46
     Provision for impairment of value                                            600
     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                169                 154
     Gain on sale of property                                                     (57)                 --
Changes in assets and liabilities:
     Decrease (increase) in other assets                                           97                 (61)
     Increase in accounts payable and accrued expenses                             73                  14
                                                                        -------------       -------------
Net cash provided by operating activities                                         913                 854
                                                                        -------------       -------------
Cash Flows From Investing Activities:
     Proceeds from sale of property                                               141                  --
                                                                        -------------       -------------
Cash provided by investing activities                                             141                  --
                                                                        -------------       -------------
Cash Flows From Financing Activities:
     Cash distributions                                                          (867)               (597)
                                                                        -------------       -------------
Cash used in financing activities                                                (867)               (597)
                                                                        -------------       -------------
Net increase in cash and cash equivalents                                         187                 257
Cash and cash equivalents, beginning of period                                    795                 728
                                                                        -------------       -------------
Cash and cash equivalents, end of period                                $         982       $         985
                                                                        =============       =============

                      See notes to financial statements.

                                    5 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. General

   The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

   The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Note 4. Certain amounts have been reclassified to conform to the June 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

   The results of operations for the three and six months ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2. Accounting Change

   On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

   In June 1996, the Partnership determined that based upon current economic conditions and projected operational cash flow the decline in value of the Partnership's properties located in Mt. Pleasant, Iowa ($300,000), Nebraska City, Nebraska ($200,000) and two Ohio properties leased to Dairymart ($100,000) was other than temporary and that recovery of their carrying values was not likely. Accordingly, a provision for impairment of value of $600,000 was recognized by the Partnership to reduce the property's carrying value to an amount equal to its estimated fair value.

3. Related Party Transactions

   Management fees paid by the Partnership to an affiliate of the Managing General Partner, totaled $12,000 and $14,000 during the six months ended June 30, 1996 and 1995, respectively.

4. Sale of Property

   In January 1996, the Partnership sold its St. Clair Shores, Michigan property for $141,000, resulting in a gain of $57,000.

                                    6 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation

        This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

        Liquidity and Capital Resources

        All of the Partnership's properties are leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between twelve months and fifty-four months. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.

        The level of liquidity based on cash and cash equivalents experienced a $187,000 increase at June 30, 1996 as compared to December 31, 1995. The Partnership's $913,000 of cash provided by operating activities and $141,000 provided from the sale of its St. Clair Shores property (investing activities) was only partially offset by $867,000 of cash used for partner distributions (financing activities).

        The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the six months ended June 30, 1996, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations.

        The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. Based on the projected revenue and expenses of the Partnership, it is expected that quarterly distributions will continue to be made to its partners in the foreseeable future.

        Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. In the future, the Partnership expects inflation and changing prices to affect the Partnership's revenues. With respect to the Motorola and the three Dairy Mart leases, the remaining terms of the original leases expire in 1997 and 1998. The Duckwall lease, which expires in 2000, provides the tenant with the option to terminate the lease in 1998. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be competing for new tenants in the then current rental markets which may not be able to support terms as favorable as those contained in the original lease options or it may seek to sell the property. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves required for potential capital improvements in order to re-lease the properties.

                                    7 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

Item 2. Management's Discussion and Analysis or Plan of Operation
        (Continued)

        The Partnership invests its working capital reserves in a money market mutual fund.

        Results of Operations

        Net income decreased by $704,000 and $789,000 for the six and three months ended June 30, 1996, respectively, as compared to 1995, due to a decrease in revenues and a $600,000 provision for impairment of value recorded in the three months ended June 30, 1996 on certain of the Partnership's properties (Mt. Pleasant, Iowa ($300,000), Nebraska City, Nebraska ($200,000) and two Ohio properties leased to Dairymart ($100,000)).

        Revenues decreased by $104,000 for the six months ended June 30, 1996, as compared to 1995, primarily due to a decrease of $140,000 in rental income which was partially offset by a $57,000 gain on the sale of the Partnership's St. Clair Shores property. With respect to the remaining properties, rental income decreased by approximately $131,000, primarily due to the elimination of percentage rents in 1996 with respect to the Wal-Mart Bowling Green lease. Wal-Mart, which vacated the Bowling Green property during 1995, continues to pay rent, and is attempting to sublet the property.

        With respect to the remaining properties, except for the provision for impairment of value, expenses remained relatively constant during the six months ended June 30, 1996, as compared to 1995. General and administrative expenses increased due to an increase in professional fees and related costs.

                                    8 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          FORM 10 - QSB JUNE 30, 1996

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits

             27. Financial Data Schedule

             99. Supplementary Information Required Pursuant to Section 9.4
                 of the Partnership Agreement.

        (b)  Reports of Form 8-K

             No Reports of Form 8-K were filed during the three months ended June 30, 1996.

                                    9 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1996

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  BY: ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner


                                      BY: /s/ Michael L. Ashner
                                          Michael L. Ashner
                                          Chief Executive Officer and Director

                                      BY: /s/ Edward V. Williams
                                          Edward V. Williams
                                          Chief Financial Officer

                                      Dated: August 13, 1996

                                    10 of 12

                                 EXHIBIT INDEX

Exhibit                                                          Page No.
- -------                                                          --------

  27.     Financial Data Schedule                                   --

  99.     Supplementary Information Required Pursuant
          to Section 9.4 of the Partnership Agreement.              12

                                   11 of 12