Form 10QSB
period 1996-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1996-11-08
CIK 315275

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

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


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                    1 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1996

                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

Balance Sheets (Unaudited)
                                                                                 September 30,            December 31,
(In Thousands, Except Unit Data)                                                     1996                     1995
                                                                              --------------------    ---------------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $841 (1996) and $885 (1995)                                              $             2,533     $              3,261
Accounted for under the financing method                                                    4,763                    5,020
                                                                              --------------------    ---------------------

                                                                                            7,296                    8,281

Other Assets:

Cash and cash equivalents                                                                     935                      795
Other, net of accumulated amortization of
   $16 (1996) and $14 (1995)                                                                    8                      106
                                                                              --------------------    ---------------------

         Total Assets                                                         $             8,239     $              9,182
                                                                              ====================    =====================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                         $               113     $                 45
Distributions payable to partners                                                             341                      366
                                                                              --------------------    ---------------------

         Total Liabilities                                                                    454                      411
                                                                              --------------------    ---------------------

Partners Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,000 Units;

   issued and outstanding - 45,646 Units                                                    8,363                    9,281
General Partners (Deficit)                                                                   (578)                    (510)
                                                                              --------------------    ---------------------

         Total Partners' Capital                                                            7,785                    8,771
                                                                              --------------------    ---------------------

         Total Liabilities and Partners' Capital                              $             8,239     $              9,182
                                                                              ====================    =====================




                      See notes to financial statements.

                                    2 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1996


Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                                  For the Three Months Ended  For the Nine Months Ended
                                                                  September 30, September 30, September 30,  September 30,
                                                                     1996          1995          1996           1995
                                                                  ----------    -----------   ----------     ------------
Income:

   Rental income from real estate leases accounted
      for under the operating method                              $      154   $      155    $     518     $       659
   Interest on short-term investments                                     12           14           31              38
   Interest income on real estate leases accounted
     for under the financing method                                      119          126          362             385
   Gain on sale of property                                                -            -           57               -
   Other income                                                            -           23            -              23
                                                                  ----------  -----------   ----------    ------------
                                                                         285          318          968           1,105
                                                                  ----------  -----------   ----------    ------------
Expenses:

   Loss due to impairment of real estate                                   -            -          600               -
   Depreciation and amortization                                          12           23           46              69
   Management fees                                                         5            5           17              19
   General and administrative                                             16            6           56              32
                                                                  ----------  -----------   ----------    ------------

                                                                          33           34          719             120
                                                                  ----------  -----------   ----------    ------------


Net income                                                        $      252   $      284    $     249     $       985
                                                                  ==========  ===========   ==========    ============

Net income allocated to General Partners                          $       20   $       23    $      20     $        79
                                                                  ==========  ===========   ==========    ============

Net income allocated to Limited Partners                          $      232   $      261    $     229     $       906
                                                                  ==========  ===========   ==========    ============

Net Income per Unit of Limited Partnership
   Interest                                                       $     5.08$        5.72    $    5.02  $        19.85
                                                                  ==========  ===========   ==========    ============

Distributions per Unit of Limited Partnership Interest            $     6.86   $     7.51    $   25.13  $        24.01
                                                                  ==========  ===========   ==========    ============






                      See notes to financial statements.

                                    3 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1996

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)                  Units of
                                                  Limited             General              Limited
                                                Partnership          Partners'             Partners'              Total
                                                  Interest            Deficit               Capital              Capital
                                              -----------------  -------------------  -------------------   -------------------
Balance - January 1, 1996                               45,646   $             (510)  $            9,281    $            8,771

   Distributions                                                                (88)              (1,147)               (1,235)
   Net income                                                                    20                  229                   249
                                              -----------------  -------------------  -------------------  --------------------

Balance - September 30, 1996                            45,646   $             (578)  $            8,363    $            7,785
                                              =================  ===================  ===================  ====================

                      See notes to financial statements.

                                    4 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1996


Statements of Cash Flows (Unaudited)

                                                                                       For the Nine Months Ended
(In Thousands)                                                                     September 30,         September 30,
                                                                                       1996                   1995
                                                                              --------------------    ---------------------
Cash Flows from Operating Activities:

Net income                                                                    $               249     $                985
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation and amortization                                                             46                       68
     Loss due to impairment of real estate                                                    600                        -
     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                            257                      233
     Gain on sale of property                                                                 (57)                       -
Changes in assets and liabilities:
     Decrease (increase) in other assets                                                       96                      (57)
     Increase (decrease) in accounts payable
       and accrued expenses                                                                    68                      (33)
                                                                              --------------------    ---------------------


Net cash provided by operating activities                                                   1,259                    1,196
                                                                              --------------------    ---------------------

Cash Flows From Investing Activities:

     Proceeds from sale of property                                                           141                        -
                                                                              --------------------    ---------------------

Cash provided by investing activities                                                         141                        -
                                                                              --------------------    ---------------------

Cash Flows From Financing Activities:

     Cash distributions                                                                    (1,260)                  (1,086)
                                                                              --------------------    ---------------------

Cash used in financing activities                                                          (1,260)                  (1,086)
                                                                              --------------------    ---------------------

Net increase in cash and cash equivalents                                                     140                      110

Cash and cash equivalents, beginning of period                                                795                      728
                                                                              --------------------    ---------------------


Cash and cash equivalents, end of period                                      $               935     $                838
                                                                              ====================    =====================

                                            See notes to financial statements.

                                                         5 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1996

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-K for the year ended December 31, 1995.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Note 4. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

             The results of operations for the three and nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

             In June 1996, the Partnership determined that based upon current economic conditions and projected operational cash flow the decline in value of the Partnership's properties located in Mt. Pleasant, Iowa ($300,000), Nebraska City, Nebraska ($200,000) and two Ohio properties leased to Dairymart ($100,000) was other than temporary and that recovery of their carrying values was not likely. Accordingly, a loss for impairment of value of $600,000 was recognized by the Partnership to reduce the property's carrying value to an amount equal to its estimated fair value.

3.           Related Party Transactions


             Management fees paid by the Partnership to an affiliate of the Managing General Partner, totaled $17,000 and $19,000 during the nine months ended September 30, 1996 and 1995, respectively.

4.           Sale of Property

             In January 1996, the Partnership sold its St. Clair Shores, Michigan property for $141,000, resulting in a gain of $57,000.


                                    6 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1996


Item 2.      Management's Discussion and Analysis or Plan of Operation

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             Each of the Partnership's properties (except Ashtabula, Ohio) is leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between nine months and fifty-one months. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.

             The level of liquidity based on cash and cash equivalents experienced a $140,000 increase at September 30, 1996 as compared to December 31, 1995. The Partnership's $1,259,000 of cash provided by operating activities and $141,000 provided from the sale of its St. Clair Shores property (investing activities) was only partially offset by $1,260,000 of cash used for partner distributions (financing activities).

             The Partnership has continued to make quarterly distributions to its partners from operating revenue since inception. Based on the projected revenue and expenses of the Partnership, it is expected that quarterly distributions will continue to be made to its partners in the foreseeable future.

             The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. These expenses for the vacant Ashtabula, Ohio property are not significant. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 1996, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations.

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



                                    7 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996

Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (continued)

             will be competing for new tenants in the then current rental markets which may not be able to support terms as favorable as those contained in the original lease options or it may seek to sell the property. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

             The Managing General Partner is presently conducting preliminary discussions with the Partnership's Creston, Ohio property pursuant to which the tenant would acquire the property. No agreement with such tenant has been reached, nor can there be any assurance that if an agreement is reached a sale will be consummated or upon what terms.

             The Partnership is currently negotiating with the owner of the parcel of land adjacent to its Mount Pleasant, Iowa property. It is anticipated that the Partnership will acquire the parcel of land, which currently contains a parking lot used in part by the Partnership's tenant, for approximately $25,000.

             The Partnership invests its working capital reserves in a money market mutual fund.

             Results of Operations

             Net income decreased by $736,000 for the nine months ended September 30, 1996, as compared to 1995, due to a decrease in revenues and a $600,000 loss due to the impairment of value recorded on certain of the Partnership's properties (Mt. Pleasant, Iowa ($300,000), Nebraska City, Nebraska ($200,000) and two Ohio properties leased to Dairymart ($100,000)), during the 1996 period. Net income decreased $32,000 for the three months ended September 30, 1996 as compared to 1995 due to a decrease in revenues.

             Revenues decreased by $137,000 for the nine months ended September 30, 1996, as compared to 1995, primarily due to a decrease of $141,000 in rental income which was partially offset by a $57,000 gain on the sale of the Partnership's St. Clair Shores property. With respect to the remaining properties, rental income decreased by approximately $127,000, primarily due to the elimination of percentage rents in 1996 with respect to the Wal-Mart Bowling Green lease. Wal-Mart, which vacated the Bowling Green property during 1995, continues to pay rent, and is attempting to sublet the property.

             With respect to the remaining properties, except for the loss due to impairment of value, total expenses remained relatively constant during the nine months ended September 30, 1996, as compared to 1995. General and administrative expenses increased $24,000 due to an increase in professional fees and related costs while depreciation and amortization expense decreased $23,000, partially due to the impairment of value recorded on the above mentioned properties.

                                    8 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                        FORM 10 - QSB SEPTEMBER 30, 1996




Part II - Other Information


Item 6.                 Exhibits and Reports on Form 8-K.


                 (a)    Exhibits

                        27.    Financial Data Schedule

                        99.    Supplementary Information Required Pursuant to
                               Section 9.4 of the Partnership Agreement.

                 (b)    Reports of Form 8-K:

                        On September 23, 1996 a current report on Form 8-K was filed with respect to the Registrant's change of Independent Auditors.






                                     9 of 12


                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                        FORM 10-QSB SEPTEMBER 30, 1996


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



                              BY:   ONE WINTHROP PROPERTIES, INC.
                                    Managing General Partner



                               BY:  /s/ Michael L. Ashner
                                    Michael L. Ashner
                                    Chief Executive Officer and Director


                               BY:  /s/ Edward V. Williams

                                    Edward V. Williams
                                    Chief Financial Officer





                                    Dated: November 4, 1996


                                    10 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1996

Exhibit Index


                Exhibit                                               Page No.

27.             Financial Data Schedule                                    -

99.             Supplementary Information Required Pursuant to
                Section 9.4 of the Partnership Agreement.                 12






                                    11 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                               SEPTEMBER 30, 1996

Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

1. Statement of Cash Available for Distribution for the three months ended September 30, 1996:


Net income                                                     $ 252,000
Add:   Depreciation and amortization charges to income not
       affecting cash available for distribution 12,000
       Minimum lease payments received, net of interest
       income earned, on leases accounted for under the
       financing method                                           87,000
       Prepaid rent                                              (10,000)
                                                               ---------
       Cash Available for Distribution                         $ 341,000
                                                               =========
       Distributions allocated to General Partners             $  27,000
                                                               =========
       Distributions allocated to Limited Partners             $ 314,000
                                                               =========

2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 1996:


Entity Receiving                   Form of
Compensation                       Compensation                          Amount
----------------                   ------------                          ------
Winthrop
Management                 Property Management Fees                     $ 5,000

General Partners           Interest in Cash Available for Distribution  $27,000

WFC Realty Co., Inc.
(Initial Limited Partner)  Interest in Cash Available for Distribution  $ 1,000



                                    12 of 12