Form 10KSB
period 1996-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1997-03-31
CIK 315275

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                                                       Commission File
For the year ended December 31, 1996                   No. 0-9684
                   _________________                      _________


                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
      _____________________________________________________________________
       (Exact name of small business issuer as specified in its charter)

            Massachusetts                           04-2693546
          __________________                     ___________________
     (State or other jurisdiction of             (I.R.S.  Employer
     incorporation  or organization)              Identification No.)

  One International Place, Boston, Massachusetts             02110
  _______________________________________________           _______
     (Address of principal executive offices)              (Zip Code)

   Registrant's telephone number including area code (617)330-8600

   Securities registered pursuant to Section 12(b) of the Act: None

     Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                     _____________________________________
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X     No
                                         ___       _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

                                                           Cover Page 1 of 2

                                                           Cover Page 2 of 2

Registrant's revenues for its most recent fiscal year were $1,250,000

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Transitional Small Business Disclosure Format:  Yes         No   X
                                                    ____        _____

                                    PART I

Item 1.   Description of Business.

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

        The Partnership's General Partners are One Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership (the "Associate General Partner"). One Winthrop Properties, Inc. is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation, which is wholly owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership. See "Change in Control."

        The Partnership's only business is owning and leasing improved real estate.

        In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 1996, net of accounts payable, accrued expenses and distributions payable to partners is approximately $453,000 which is invested in money market instruments. Eight properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, and one in January 1996. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property. See "Acquisitions and

Dispositions" below. Many of the properties are located in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. The Partnership's future cash distributions will include ongoing disbursements from rental income and one-time disbursements of sale proceeds. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. The Partnership continues to make quarterly distributions from operations equal to approximately 2% of the capital accounts of the limited partners. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their original capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. See "Item 7 Financial Statements,
Note 2." Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties.

Property Matters

        Dairy Mart, Ashtabula, Ohio - The lease with Dairy Mart expired on July 1, 1995. The property remains vacant. The Managing General Partner is currently seeking to obtain a new tenant and is also marketing the property for sale. To date, no viable offers have been received for the property. The Managing General Partner believes that the failure to obtain a new tenant or sell the property in the near future will not have a material adverse effect on the Partnership.

        Dairy Mart, Bolivar, Ohio, Dairy Mart, Creston, Ohio and Royal Oak, Michigan - The lease with respect to each of these properties was extended during 1995 at the current rates. The lease terms with respect to the Creston, Ohio and Royal Oak, Michigan properties expire on June 30, 1998 and the lease term with respect to the Bolivar, Ohio property was extended from June 30, 1996 to June 30, 1998.

Acquisitions and Dispositions

        Motorola, Inc., Mt. Pleasant, IA. During the second half of 1996, the Partnership acquired the parcel of land immediately adjacent this property for $25,000. The Managing General Partner believes that the purchase adjacent property will have a positive effect on the value of the property.

        Dairy Mart, St. Clair Shore, MI. The property was sold to Dairy Mart's sublet tenant, an unaffiliated third party, in January 1996 for a price of $141,000 which was less than the original purchase price of $173,680. The sale price was determined by an independent appraisal. The sale proceeds of approximately $3 per unit, were distributed to limited partners with the first quarter 1996 distribution. The cash-on-cash return provided by the property during its holding period was approximately 8.12% per annum, taking into account the quarterly distributions attributable to the property and the return of capital upon sale. The Partnership's original investment in this properly represented less than 1% of the initial offering proceeds.

Employees

        The Partnership does not have any employees. Services are performed for the Partnership by its General Partners, and by agents retained by the General Partners, including an affiliate of the General Partners, Winthrop Management.

Change in Control

        Until December 22, 1994, the sole general partner of Linnaeus
Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, and the sole general partner of the Associate General Partner was Arthur J. Halleran, Jr.. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P.

("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partner interest in the Associate General Partner.

        As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of the Managing General Partner resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

Item 2.   Description of Properties.

        A description of the Partnership's remaining properties is as follows. All of the Partnership's remaining properties are owned in fee.

                                        Total Cost   Original
     Tenant                Date  of       of the     Portfolio       Building/
Property/Location          Purchase     Property(1)  Percentage(2)   Land (3)
-----------------          --------     -----------  -------------   ---------

Dairymart
 Bolivar, OH(4)             9/23/80     $  178,163        <1         2,520/0.8

 Creston, OH                9/23/80        150,695        <1         2,146/0.4

 Ashtabula, OH              9/23/80        151,815        <1         2,500/0.9

 Royal Oak, MI              9/23/80        199,237        <1         2,200/0.4

Toys "R" Us, Inc.
 Livingston, NJ            11/19/80      2,127,950        10.7      43,000/5.0

 Beaumont, TX              11/19/80      2,234,050        11.3      43,000/4.5

Motorola, Inc.
 Mt. Pleasant, IA(5)       12/24/80        982,617        5         35,700/3.0

Duckwall-Alco Stores, Inc.
 Nebraska City, NE         12/24/80        972,007        5         35,700/2.0

Wal-Mart Stores, Inc.(6)
 Bowling Green, KY         12/30/80      1,877,000        9         81,584/6.5

 Victoria, TX(7)           12/30/80      3,121,436        15        96,498/7.8

________________________
(1)  Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3)  Building size is in square feet, land size is in acres.
(4) During 1987 Dairymart became associated with The Lawson Company and all Lawson Company stores changed their name to Dairymart.
(5) In 1989, after the original tenant, Duckwall-Alco Stores, Inc., filed for bankruptcy protection, a new lease for a one-year term with the new tenant, Motorola, Inc., was entered into.

(6)  Building size was expanded from 62,400 square feet in 1985.
(7)  Building size was expanded from 91,498 square feet in 1985.

        The Partnership owns the fee interest in each of these properties free and clear of any mortgages. All of these properties are commercial or industrial in nature. Each of these properties is under a triple net lease to a single tenant. Each of the tenants is a public company or a subsidiary of a public company.

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

        Tenants with 1996 rental payments, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows: Wal-Mart Stores, Inc. store in Victoria, Texas, 24%; Wal-Mart Stores, Inc. in Bowling Green, Kentucky, 24%; Toys "R" Us, Inc. in Livingston, New Jersey, 18%; and Toys "R" Us, Inc. in Beaumont, Texas, 15%.

        The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1996 annual base rent for the leases at the Partnership's remaining properties:

Tenant                   Business of       Lease        Renewal      1996 Annual
Property/Location        Tenant            Expiration   Option (1)   Base Rent
-----------------        -----------       ----------   ----------   ---------

Dairymart
 Bolivar, OH             Convenience         6-30-98    2 - 1 to     $ 18,701
                         Food Store                         5 yr

 Creston, OH             Convenience         6-30-98    4 - 1 to     $ 15,650

                         Food Store                         5 yr

 Royal Oak, MI           Convenience         6-30-98    4 - 1 to     $ 20,920
                         Food Store                         5 yr

Toys "R" Us, Inc.
 Livingston, NJ          Retail Toy         1-1-2001    7 - 7 yr     $214,000
                         Store

Toys "R" Us, Inc.
 Beaumont, TX            Retail Toy          1-1-2001   7 - 7 yr     $224,700
                         Store

Motorola, Inc.
 Mt. Pleasant, IA        Retail Dept.      12-22-2000   1 - 1 yr     $109,200
                         Store

Duckwall-Alco Stores, Inc.
 Nebraska City, NE       Retail Dept.              (2)         -     $111,600(3)

Wal-Mart Stores, Inc.
 Bowling Green, KY       Retail Dept.      12-23-2000   5 - 5 yr     $361,493(4)
                         Store

 Victoria, TX            Retail Dept.      12-23-2000   5 - 5 yr.    $352,262(4)

________________________
(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) In 1989, after the tenant filed for bankruptcy protection, this lease was renegotiated. The tenant has the option to terminate the lease in 1998.
(3) Additional percentage rent of $2,239, representing a percentage of store sales was received in 1996.
(4)  Property is currently vacant, tenant continues to pay lease rent.

        Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1996:

                    Gross
                   Carrying      Accumulated                         Federal
Property            Value(1)     Depreciation(1) Rate      Method   Tax Basis
--------           ---------     ------------    ----      ------   ----------

Bolivar, OH         123,987          83,217      5/40 yr.    S/L       94,946

Creston, OH         104,871          70,387      5/40 yr.    S/L       80,307


Royal Oak, MI       199,235         133,721      5/40 yr.    S/L       65,514

Livingston, NJ      595,826               -           -        -    1,067,661

Beaumont, TX        647,874               -           -        -    1,201,944

Mt. Pleasant, IA    524,999         198,888      5/40 yr.    S/L      369,415

Nebraska City, NE   580,000         204,424      5/40 yr.    S/L      365,963

Bowling Green, KY   469,250               -           -        -      740,187

Victoria, TX              -               -           -        -    1,033,577

--------
(1) As accounted for under Statement of Financial Accounting Standards No. 13.

Item 3.   Legal Proceedings.

        The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.   Submission of matters to a vote of securities holders.

        No matters were submitted to a vote of security holders.

                                    PART II

Item 5.   Market Price for the Partnership's Common Equity and
          Related Stockholder Matters.

        There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

        As of February 1, 1997, there were 2,116 holders of 45,646 outstanding Units.

        The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1996 and 1995, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

         Distribution with                         Amount of Distribution
         Respect to Quarter Ended                  Per Unit
         ------------------------                  ----------------------
                                                     1996           1995

                                                     ----           ----

         March 31                                    10.34           5.74
         June 30                                      7.91          10.76
         September 30                                 6.86           7.51
         December 31                                  6.71           7.33

Item 6.   Management's Discussion and Analysis or Plan of
          Operation.

Liquidity and Capital Resources

        Each of the Partnership's remaining ten properties (except Ashtabula, Ohio which is currently vacant) is leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between eight months and four years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.

        The level of liquidity based on cash and cash equivalents experienced a $109,000 increase at December 31, 1996 as compared to December 31, 1995. The Partnership's $1,246,000 of cash provided by operating activities, $347,000 of lease payments received (net of interest income) under financing leases and $141,000 provided from the sale of its St. Clair Shores property (investing activities) was only partially offset by $25,000 of cash to acquire additional land adjacent to its Mount Pleasant, Iowa property (investing activities) and $1,600,000 of cash used for partner distributions (financing activities).

        The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. These operating expenses for the vacant Ashtabula, Ohio property are not significant. The Partnership's rental and interest income was sufficient for the year ended December 31, 1996, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations.

        Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the three Dairy Mart leases and the Motorola lease, the remaining terms of the original leases expire in November of 1997 and June 1998 (Dairy Mart in Bolivar, Ohio recently exercised a one year renewal to June 1998). The aforementioned leases represent approximately 12% of annual rental receipts. The Duckwall lease, which expires in 2000, provides the tenant with the option to terminate the lease in 1998. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be competing for new tenants in the current rental markets which may not be able to support terms as favorable as those contained in the original lease options or it may seek to sell the property. Upon expiration of tenant leases the Partnership will be required to either sell the properties or procure new tenants. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in a money market mutual fund.

        The Partnership has entered into a contract to sell its Creston, Ohio property to the tenant of the property for $85,000. The original purchase price of the property was approximately $151,000. If the sale is consummated, the Managing General Partner expects it to be completed during the second quarter of 1997. If the sale is consummated, the Partnership will recognize a gain.

Results of Operations

        Net income decreased by $705,000 for the year ended December 31, 1996, as compared to 1995, due to a decrease in revenues of $147,000 and a $600,000 loss due to the impairment of value (see Item 7, "Financial Statements", Note 1) recorded on certain of the Partnership's properties (Mt. Pleasant, Iowa ($300,000), Nebraska City, Nebraska ($200,000) and two Ohio properties leased to Dairymart ($100,000)), during the 1996 period.

        Revenues decreased by $147,000 for the year ended December 31, 1996, as compared to 1995, primarily due to a decrease of $144,000 in rental income which was partially offset by a $57,000 gain on the sale of the Partnership's St. Clair Shores property. With respect to the remaining properties, rental income decreased by approximately $126,000, primarily due to the elimination of percentage rents in 1996 with respect to the Wal-Mart Bowling Green lease. Wal-Mart, which vacated the Bowling Green property during 1995, continues to pay rent, and is attempting to sublet the property.

        With respect to the remaining properties, except for the loss due to impairment of value in 1996 and 1995, total expenses increased $31,000 during the year ended December 31, 1996, as compared to 1995. General and administrative expenses increased $50,000 due to an increase in professional fees and related costs while depreciation and amortization expense decreased $17,000, partially due to the impairment of value recorded on the above mentioned properties.

Item 7.   Financial Statements

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                             FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1996

                                     INDEX


                                                                   Page
                                                                   ----

Independent Auditors' Reports.................................     F - 2

Financial Statements:

Balance Sheets as of December 31, 1996 and 1995...............     F - 4

Statements of Income for the Years Ended
  December 31, 1996 and 1995..................................     F - 5

Statements of Partners' Capital for the Years Ended
  December 31, 1996 and 1995..................................     F - 6

Statements of Cash Flows for the Years Ended
  December 31, 1996 and 1995..................................     F - 7

Notes to Financial Statements.................................     F - 8

                         Independent Auditors' Report


To the Partners
Winthrop Partners 80 Limited Partnership
Boston, Massachusetts

We have audited the accompanying balance sheet of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1996, and the related statements of income, partners' capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.





                                            /s/ Imowitz Koenig & Co., LLP

New York, New York
January 17, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To WINTHROP PARTNERS 80 LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1995 and the related statements of income, changes in partners' capital and cash flows for the year then ended. These financial statements are the responsibility of Winthrop Partners 80 Limited Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 1995 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 31, 1996

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                BALANCE SHEETS
                       (In Thousands, Except Unit Data)


                                                           DECEMBER 31,
                                                     ------------------------
                                                          1996        1995
                                                       ----------------------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
  at cost, net of accumulated depreciation of
  $698 (1996) and $885 (1995)                             $2,548      $3,261
Accounted for under the financing method                   4,673       5,020
                                                          ------      ------
                                                           7,221       8,281

Other Assets:

Cash and cash equivalents                                    904         795
Other, net of accumulated amortization of
  $17 (1996) and $14 (1995)                                   11         106
                                                          ------      ------
      Total Assets                                        $8,136      $9,182
                                                          =======     ======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                     $  118      $   45
Distributions payable to partners                            333         366
                                                          ------      ------
      Total Liabilities                                      451         411
                                                          ------      ------
Partners' Capital:

Limited Partners -
  Units of Limited Partnership Interest,
  $500 stated value per Unit; authorized - 50,010
  Units; issued and outstanding - 45,646 Units             8,274      9,281
General Partners (Deficit)                                  (589)      (510)
                                                          ------      ------
      Total Partners' Capital                              7,685      8,771
                                                          ------      ------
      Total Liabilities and Partners' Capital             $8,136      $9,182
                                                          ======      ======




                      See notes to financial statements.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
                       (In Thousands, Except Unit Data)


                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                         1996            1995
                                                         ----            ----
Income:
Rental income from real estate leases accounted
  for under the operating method                          $  559      $  703
Interest on short-term investments                            43          50
Interest income on real estate leases accounted
  for under the financing method                             591         622
Gain on sale of property                                      57           -
Other income                                                   -          22
                                                          ------      ------
      Total income                                         1,250       1,397
                                                          ------      ------
Expenses:
Loss due to impairment of real estate                        600          73
Depreciation and amortization                                 57          74
Management fees                                               22          24
General and administrative                                    90          40
                                                          ------      ------
      Total Expenses                                         769         211
                                                          ------      ------
Net income                                                $  481      $1,186
                                                          ======      ======
Net income allocated to general partners                  $   35      $  101
                                                          ======      ======
Net income allocated to limited partners                  $  446      $1,085
                                                          ======      ======
Net income per Unit of Limited Partnership Interest       $ 9.77      $23.77
                                                          ======      ======
Distributions per Unit of Limited Partnership Interest    $31.83      $31.35
                                                          ======      ======


                      See notes to financial statements.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                        STATEMENTS OF PARTNERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                       (In Thousands, Except Unit Data)


                            Units of
                            Limited         General      Limited
                            Partnership     Partners'    Partners'    Total
                            Interest        Deficit      Capital      Capital
                            ------------    ----------   ----------   --------

Balance - January 1, 1995     45,646         $(513)       $ 9,627     $ 9,114
  Distributions                                (98)        (1,431)     (1,529)
   Net income                                  101          1,085       1,186
                              -------        ------       --------    --------

Balance - December 31, 1995   45,646          (510)         9,281       8,771

  Distributions                               (114)        (1,453)     (1,567)
  Net income                                    35            446         481
                              -------        ------       --------    --------

Balance - December 31, 1996   45,646         $(589)       $ 8,274     $ 7,685
                              ======         ======       =======     =======




                      See notes to financial statements.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                                (In Thousands)


                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                           1996         1995
                                                           ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                              $   481      $ 1,186
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                           57           74
     Loss due to impairment of real estate                  600           73
     Gain on sale of property                               (57)           -

Changes in assets and liabilities:
     Decrease (increase) in other assets                     92          (40)
     Increase (decrease) in accounts payable and
       accrued expenses                                      73          (42)
                                                        --------     ---------
Net cash provided by operating activities:                1,246        1,251
                                                        --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Minimum lease payments received, net of interest
       income earned, on leases accounted for under the
       financing method                                     347          315
     Acquisition of property                                (25)           -
     Proceeds from sale of property                         141            -
                                                        --------     ---------
     Net cash provided by investing activities              463          315
                                                        --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Cash distributions                                  (1,600)      (1,499)
                                                        --------     ---------
     Cash (used in) financing activities                 (1,600)      (1,499)
                                                        --------     ---------
Net increase in cash and cash equivalents                   109           67

Cash and Cash Equivalents, Beginning of Year                795          728
                                                        --------     ---------
Cash and Cash Equivalents, End of Year                  $   904      $   795

                                                        =======      =========
Supplemental Disclosure of Non-cash Financing
     Activities -

Distributions declared not paid as of December 31       $   333      $   366
                                                        =======      =======



                      See notes to financial statements.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Partners 80 Limited Partnership (the "Partnership"), was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns 10 properties in various locations throughout the United States. With the exception of one property, which is vacant, all are leased to one tenant under a triple net lease agreement.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of real estate. Actual results could differ from those estimates.

     Leases

     The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.

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

     (b) Operating Method

         Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.


         Percentage Rent

         The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties (percentage rent). These percentage rents are recorded on a cash basis. For the years ended December 31, 1996 and 1995, the Partnership received percentage rent totaling approximately $56,000 and $161,000, respectively.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     In June 1996, the Partnership determined that based upon current economic conditions and projected operational cash flows the decline in value of the Partnership's properties located in Mt. Pleasant, Iowa ($300,000), Nebraska City, Nebraska ($200,000) and two Ohio properties leased to Dairymart ($100,000) was other than temporary and that recovery of their carrying values was not likely. Accordingly, a loss for impairment of value of $600,000 was recognized by the Partnership to reduce the property's carrying value to an amount equal to its estimated fair value. In 1995, the Partnership wrote down the carrying value of its property located in Ashtabula, Ohio by $73,000 to $0.

     Depreciation

     Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 5 to 35 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had previously been accounted for under the financing method, the depreciable base is the fair market value at the date of implementation of operating lease accounting.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Distributions to Partners

     The cash distribution due partners for the three months ended December 31, 1996 and 1995 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital. As provided in the partnership agreement, quarterly distributions are payable to partners within 60 days after the end of the quarter.

     Net Income Per Limited Partnership Unit

     The net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 45,646 units outstanding.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Income Taxes

     Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

     Reclassification

     Certain amounts from 1995 have been reclassified to conform with the 1996 presentation.


2.   TRANSACTIONS WITH RELATED PARTIES

     Winthrop Management an affiliate of One Winthrop Properties, Inc., the Managing General Partner of the Partnership, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1996 and 1995 Winthrop Management earned $22,000 and $24,000, respectively, for managing the properties of the Partnership.

     Profits and losses are allocated 8% to the general partners and 92% to the limited partners. The general partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative priority quarterly distribution to the limited partners as provided in the partnership agreement. Such distributions aggregated $114,000 and $98,000 for the years ended December 31, 1996 and 1995, respectively. The general partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the limited partners as provided for in the partnership agreement.

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                       December 31,
                                                    -----------------
                                                    1996         1995
                                                    ----         ----

     Land                                        $1,962,000   $2,127,000
     Commercial buildings                         1,284,000    2,019,000
     Accumulated depreciation                      (698,000)    (885,000)
                                                 -----------  -----------
                                                 $2,548,000   $3,261,000
                                                 ==========   ===========

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS

                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

3. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD (continued)

     Depreciation expense charged to operations was $54,000 and $71,000 for the years ended December 31, 1996 and 1995, respectively. The cost of real estate in 1996 has been adjusted to reflect a $600,000 impairment loss (see
     Note 1).

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

             1997................................  $  484,000
             1998................................     343,000
             1999................................     325,000
             2000................................     283,000
                                                   ----------
             Total...............................  $1,435,000
                                                   ==========

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method is summarized as follows:

                                                       December 31,
                                                     -----------------
                                                      1996         1995
                                                      ----         ----

     Minimum lease payments receivable            $ 3,590,000   $ 4,528,000
     Unguaranteed residual value                    2,918,000     2,918,000
                                                  -----------    -----------
                                                    6,508,000     7,446,000
     Less:  Unearned income                        (1,835,000)   (2,426,000)
                                                  ------------  -------------
                                                  $ 4,673,000   $ 5,020,000
                                                  ============  =============

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing leases:

                1997...............................    $  937,000
                1998...............................       937,000
                1999...............................       918,000
                2000...............................       798,000
                                                       -----------
                Total..............................    $3,590,000
                                                       ===========

5.   SIGNIFICANT TENANTS


     For the year ended December 31, 1996, approximately 85% of revenue from rental operations was from five tenants. For the year ended December 31, 1995, four of such tenants comprised approximately 77% of total revenue.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED DECEMBER 31, 1996 AND 1995
                                  (continued)

6.   SALE OF PROPERTY

     The Partnership sold its property located in St. Clair Shores, Michigan in January, 1996 for $141,000, resulting in a gain of $57,000. In November 1996, the Partnership entered into a contract to sell its Creston, Ohio property for $85,000. If the sale is consummated, the Managing General Partner expects it to be completed during the second quarter of 1997.

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

8.   TAXABLE INCOME

     The Partnership's taxable income for 1996 and 1995 differs from net income for financial reporting purposes, as follows:

                                                          1996        1995
                                                          ----        ----

     Net income for financial reporting purposes       $  481,000   $1,186,000
      Plus: Minimum lease payments received, net
            of interest income earned, on leases
            accounted for under the financing method      347,000      315,000
            Loss due to impairment of real estate         600,000       73,000
      Minus: Depreciation on leases accounted for under
             the financing method and tax depreciation
             adjustment                                  (125,000)    (256,000)
                                                       -----------  -----------
     Taxable income                                    $1,303,000   $1,318,000
                                                       ==========   ===========

Item 8.   Changes in and Disagreements on Accounting and Financial Disclosure.

        Effective September 19, 1996, the Partnership dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Partnership's financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

        Effective September 19, 1996, the Partnership engaged Imowitz Koenig as its Independent Auditors. The Partnership did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-B prior to September 19, 1996.

                                   PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

        The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters effective its business. As of February 1, 1997, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                         Has Served as
                              Position Held with the     a Director or
Name                          Managing General Partner   Officer Since
----                          ------------------------   -------------

Michael L. Ashner             Chief Executive Officer         1-96
                              and Director

Richard J. McCready           President and                   7-95

                              Chief Operating Officer

Jeffrey Furber                Executive Vice President        7-95
                              and Clerk

Edward Williams               Chief Financial Officer         4-96
                              Vice President and
                              Treasurer

Peter Braverman               Senior Vice President           1-96

        Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

        Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

        Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

        Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

        Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

        Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

        Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.  Executive Compensation.

        The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

        (a)  Security Ownership of certain beneficial owners.

        No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 1997. Under the

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

        (b)  Security ownership of management.

        None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at February 1, 1997. However, a wholly-owned subsidiary of WFA owns 210 Units and WFA owns 12 units, which, in the aggregate, represents less than one percent of the outstanding units.

        (c)  Changes in control.

        There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions.

        Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

        Winthrop Management is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For the years ended December 31, 1996 and 1995, Winthrop Management earned approximately $22,000 and $24,000, respectively, for managing the real properties of the Partnership.

        The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the years ended December 31, 1996 and 1995, the Partnership has paid or accrued distributions from Cash Available for Distribution totaling approximately $114,000 and $98,000, respectively, to the General Partners.

        During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the Limited Partners, as described in the Partnership Agreement.

                                    PART IV

Item 13.  Exhibits and Reports on Form 8K.

(a)       Exhibits:

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

                                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                    By: ONE WINTHROP PROPERTIES, INC.,
                                        Managing General Partner



                                        By:   /s/ Michael Ashner
                                           _________________________
                                                Michael Ashner
                                                Chief Executive Officer

                                                Date:  March 28, 1997


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name        Title                    Date
--------------        ------                   ----

/s/ Michael Ashner    Chief Executive          March 28, 1997
------------------    Officer and Director
Michael Ashner

/s/ Edward Williams   Chief Financial Officer  March 28, 1997
-------------------
Edward Williams

                               INDEX TO EXHIBITS

Exhibit                                                              Page
-------                                                              ----
  3       Amended and Restated Agreement of Limited Partner-          (1)
          ship of Winthrop Partners 80 dated as of June 5,
          1980

  4       See Exhibit (3).

 10(a)    Property Management Agreement between Winthrop              (1)
          Partners 80 and WP Management Co., Inc. dated
          February 12, 1980

 10(b)    Documents relating to Dairymart, formerly The Lawson        (2)
          Company ("Dairymart"), property in Bolivar, Ohio

 10(c)    Documents relating to the Dairymart property in             (2)
          Creston, Ohio

 10(d)    Documents relating to the Dairymart property in             (2)
          Berkley, Michigan

 10(e)    Documents relating to the Motorola, formerly                (3)
          Duckwall-Alco Stores, Inc., property in
          Mt. Pleasant, Iowa

          Release Agreement and Assumption and Assignment of          (4)
          Lease, dated September 29, 1989

          First Amendment to Sublease, dated March 31, 1990.          (4)


          Second Amendment to Sublease, dated April 9, 1991.          (4)

 10(f)    Documents relating to the Duckwall-Alco Stores, Inc.        (3)
          property in Nebraska City, Nebraska

          Assumption and Amendment to Lease, dated September          (4)
          11, 1989

 10(g)    Documents relating to the Wal-Mart Stores, Inc.             (3)
          ("Wal-Mart") property in Bowling Green, Kentucky

 10(h)    Documents relating to the Wal-Mart property in              (3)

          Victoria, Texas

 10(i)    First Amendment to Lease, date October 7, 1994,             (5)
          between Winthrop Partners 80 Limited Partnership and Wal-Mart Stores, Inc.

 16.      Letter from Arthur Andersen LLP dated September             (6)
          19, 1996.

 99.      Supplementary Information required pursuant to
          Section 9.4 of the Partnership Agreement

--------------
(1) Incorporated herein by reference to the Partnership's Registration Statement on Form S-11, File No. 2-66725.

(2) Incorporated herein by reference to the Partnership's Current Report on Form 8-K dated October 10, 1980).

(3) Incorporated herein by reference to the Partnership's Current Report on Form 8-K dated January 7, 1981).

(4) Incorporated herein by reference to the Partnership's annual report on Form 10-K dated March 31, 1992

(5) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(6) Incorporated by reference to the Partnership's Current Report on Form 8-K dated September 23, 1996.