Form 10QSB
period 1997-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1997-05-15
CIK 315275

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                                --------------
                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-9684
                                                ------
                         Winthrop Partners 80 Limited Partnership
            (Exact name of small business issuer as specified in its charter)

                Massachusetts                  04-269354
                -------------                  ---------
     (State or other jurisdiction of   (I.R.S. Employer Identification No.)
      incorporation or organization)

             One International Place, Boston, Massachusetts 02110
             -----------------------------------------------------
           (Address of principal executive office)       (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600
                                                          ---------------
Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                                    1 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                 March 31,        December 31,
                                                   1997            1996
                                               -------------    --------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation
     of $710 (1997) and $698 (1996)               $    2,536        $   2,548
Accounted for under the financing method               4,582            4,673
                                                -------------     -------------
                                                       7,118            7,221


Other Assets:

Cash and cash equivalents                                925              904
Other, net of accumulated amortization of
   $18 (1997) and $17 (1996)                               3               11
                                               -------------      -------------


         Total Assets                             $    8,046        $   8,136
                                              ==============      =============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses             $      105        $     118
Distributions payable to partners                        138              333
                                               -------------      -------------

         Total Liabilities                               243              451
                                               -------------      -------------



Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized -
   50,010 Units; issued and outstanding -
   45,646 Units                                        8,383            8,274
General Partners (Deficit)                              (580)            (589)
                                                ---------------    -------------
     Total Partners' Capital                           7,803            7,685
                                                ---------------    -------------


     Total Liabilities and Partners' Capital      $    8,046        $   8,136
                                                ==============     =============

                      See notes to financial statements.

                                    2 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                    For The Three Months Ended
                                                ---------------------------------
                                                  March 31,          March 31,
                                                     1997              1996
                                                ---------------    -------------
Income:

Rental income from real estate leases accounted
     for under the operating method             $         129    $         157
Interest on short-term investments                         12                6
Interest income on real estate leases accounted
     for under the financing method                       142              123
Gain on sale of property                                    -               57
Other income                                               15                -
                                                ---------------    -------------

         Total income                                     298              343
                                                ---------------    -------------

Expenses:

Depreciation and amortization                              13               17
Management fees                                             5                6
General and administrative                                 30               14
                                                ---------------    -------------

         Total expenses                                    48               37
                                                ---------------    -------------

Net income                                         $      250         $    306
                                                ==============     =============

Net income allocated to general partners           $       20         $     24
                                                ==============     =============

Net income allocated to limited partners           $      230         $    282
                                                ==============     =============

Net income per Unit of Limited Partnership
 Interest
                                                   $     5.04         $   6.18

                                                ==============     =============

Distributions per Unit of Limited Partnership
 Interest                                          $     2.65         $  10.34
                                                ==============     =============

                      See notes to financial statements.

                                    3 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997


Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                 Units of
                                  Limited     General    Limited
                                Partnership  Partners'  Partners'   Total
                                 Interest     Deficit    Capital   Capital
                               ------------  ---------  ---------  -------

Balance - January 1, 1997         45,646       $(589)    $8,274    $7,685

   Distributions                                 (11)      (121)     (132)
   Net income                                     20        230       250
                               ------------  ---------  ---------  -------

Balance - March 31, 1997          45,646       $(580)    $8,383    $7,803
                               ============  =========  =========  =======

                      See notes to financial statements.

                                   4 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

Statements of Cash Flows (Unaudited)

(In Thousands)                                For The Three Months Ended
                                              --------------------------
                                                 March 31,    March 31,
                                                   1997         1996
                                                 ---------    ---------

Cash Flows From Operating Activities:

Net income                                        $  250       $  306
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                    13           17
     Gain on sale of property                         --          (57)

Changes in assets and liabilities:
     Decrease in other assets                          7           --
     (Decrease) increase in accounts payable
         and accrued expenses                        (13)          78
                                                 ---------    ---------

Net cash provided by operating activities:           257          344
                                                 ---------    ---------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of
        interest income earned, on leases
        accounted for under the financing
        method                                        91           84
     Proceeds from sale of property                   --          141
                                                 ---------    ---------

     Cash provided by investing activities            91          225
                                                 ---------    ---------

Cash Flows From Financing Activities:

     Cash distributions                             (327)        (364)
                                                 ---------    ---------

     Cash used in financing activities              (327)        (364)
                                                 ---------    ---------

Net increase in cash and cash equivalents             21          205

Cash and cash equivalents, beginning of period       904          795
                                                 ---------    ---------


Cash and cash equivalents, end of period            $925       $1,000
                                                 =========    =========

Supplemental Disclosure of Non-cash Financing
     Activities -

Distributions declared not paid as of March 31      $138       $  501
                                                 =========    =========


                      See notes to financial statements.

                                   5 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1997

                        NOTES TO FINANCIAL STATEMENTS

                                 (Unaudited)

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees earned by an affiliate of the Managing General Partner, totaled $5,000 and $6,000 during the three months ended March 31, 1997 and 1996, respectively.

                                   6 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1997

Item 2.               Management's Discussion and Analysis or Plan of Operation

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             Each of the Partnership's remaining ten properties (except Ashtabula, Ohio which is currently vacant) is leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between approximately six months and four years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.

             The level of liquidity based on cash and cash equivalents experienced a $21,000 increase at March 31, 1997 as compared to December 31, 1996. The Partnership's $257,000 of cash provided by operating activities and $91,000 of lease payments received under financing leases (net of interest income) was partially offset by $327,000 of cash used for partner distributions (financing activities).

             The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. These operating expenses for the vacant Ashtabula, Ohio property are not significant. The Partnership's rental and interest income was sufficient for the three months ended March 31, 1997, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations.

             Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the three Dairy Mart leases and the Motorola lease, the remaining terms of the original leases expire in November 1997 and June 1998. The aforementioned leases represent approximately 12% of annual rental receipts. The Duckwall lease, which expires in 2000, provides the tenant with the option to terminate the lease in 1998. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets which may not be able to support terms as favorable as those contained in the original lease options or it may seek to sell the property.

                                   7 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1997

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

             Based upon the pending expiration of the lease, the age of the property and the capital improvements which would be necessary to procure a new tenant or purchaser, the Partnership has entered into a contract to sell its Creston, Ohio property to the tenant of the property for $85,000. The original purchase price of the property was approximately $151,000. If the sale is consummated, the Managing General Partner expects it to be completed during the second quarter of 1997. If the sale is consummated, the Partnership will recognize a gain for financial reporting purposes.

             Results of Operations

             Net income decreased by $56,000 for the three months ended March 31, 1997, as compared to 1996, due to a decrease in revenues of $45,000 and an increase in expenses of $11,000.

             Revenues decreased by $45,000 for the three months ended March 31, 1997, as compared to 1996, due to a $57,000 gain on the sale of the Partnership's St. Clair Shores property on January 18, 1996. With respect to the remaining properties, total rental income and interest income on real estate leases remained relatively constant for the three months ended March 31, 1997 as compared to 1996.

             Expenses increased due to an increase in general and administrative expenses of $16,000 which was partially offset by a decrease in depreciation and amortization expense of $4,000. General and administrative expenses increased due to the timing of the payment of professional fees and related costs. Depreciation expense decreased due to the impairment in value recorded on certain of the Partnership's properties in June 1996.

                                   8 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1997

Part II - Other Information

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits

                        27.    Financial Data Schedule


                        99.    Supplementary Information Required Pursuant to
                               Section 9.4 of the Partnership Agreement.

                 (b)    Reports of Form 8-K:

                        No reports on Form 8-K were filed during the three months ended March 31, 1997.

                                   9 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1997

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

                                       BY: ONE WINTHROP PROPERTIES, INC.

                                           Managing General Partner

                                           BY: /S/ Michael L. Ashner
                                           Michael L. Ashner
                                           Chief Executive Officer and Director

                                           BY:/S/ Edward V. Williams
                                           Edward V. Williams
                                           Chief Financial Officer

                                           Dated:                  May 14, 1997

                                   10 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1997

Exhibit Index

                Exhibit                                                 Page No.

27.             Financial Data Schedule                                   --

99.             Supplementary Information Required Pursuant to
                Section 9.4 of the Partnership Agreement.                 12

                                   11 of 12