Form 10QSB
period 1997-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1997-08-06
CIK 315275

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-9684
                                                ------

                    Winthrop Partners 80 Limited Partnership
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         Massachusetts                                 04-2693546
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

              One International Place, Boston, Massachusetts 02110
       -----------------------------------------------------------------
       (Address of principal executive office)                (Zip Code)

       Registrant's telephone number, including area code (617) 330-8600
                                                          --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                      -----   -----

                                    1 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(In Thousands, Except Unit Data)

Balance Sheets (Unaudited)

                                                                               June 30,              December 31,
                                                                                 1997                   1996
                                                                            ---------------        ---------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $718 (1997) and $698 (1996)                                            $         2,528        $         2,548
Accounted for under the financing method                                              4,487                  4,673
                                                                            ---------------        ---------------
                                                                                      7,015                  7,221

Other Assets:

Cash and cash equivalents                                                             1,179                    904
Other, net of accumulated amortization of
   $18 (1997) and $17 (1996)                                                              2                     11
                                                                            ---------------        ---------------
         Total Assets                                                       $         8,196        $         8,136
                                                                            ===============        ===============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                       $            86        $           118
Distributions payable to partners                                                       195                    333
                                                                            ---------------        ---------------
         Total Liabilities                                                              281                    451
                                                                            ---------------        ---------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest, $500 stated value per Unit;
   authorized - 50,010 Units;

   issued and outstanding - 45,646 Units                                              8,471                  8,274
General Partners' (Deficit)                                                            (556)                  (589)
                                                                            ---------------        ---------------
         Total Partners' Capital                                                      7,915                  7,685
                                                                            ---------------        ---------------
         Total Liabilities and Partners' Capital                            $         8,196        $         8,136
                                                                            ===============        ===============

                       See notes to financial statements.

                                    2 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                           FORM 10-QSB JUNE 30, 1997

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                              For the Three Months Ended             For the Six Months Ended
                                                           June 30, 1997      June 30, 1996      June 30, 1997      June 30, 1996
                                                          --------------     --------------     --------------     --------------
Income:

   Rental income from real estate leases accounted
      for under the operating method                      $          192     $          207     $          321     $          364
   Interest on short-term investments                                 13                 13                 25                 19
   Interest income on real estate leases accounted
     for under the financing method                                  140                120                282                243
   Gain on sale of property                                           --                 --                 --                 57
   Other income                                                       15                 --                 30                 --
                                                          --------------     --------------     --------------     --------------
                                                                     360                340                658                683
                                                          --------------     --------------     --------------     --------------
Expenses:

   Loss due to impairment of value of real estate                     --                600                 --                600
   Depreciation and amortization                                       8                 17                 21                 34
   Management fees                                                     7                  6                 12                 12
   General and administrative                                         39                 26                 69                 40
                                                          --------------     --------------     --------------     --------------
     Total expenses                                                   54                649                102                686
                                                          --------------     --------------     --------------     --------------

Net income (loss)                                         $          306     $         (309)    $          556     $           (3)
                                                          ==============     ==============     ==============     ==============
Net income (loss) allocated to general partners           $           24     $          (25)    $           44     $           --
                                                          ==============     ==============     ==============     ==============
Net income (loss) allocated to limited partners           $          282     $         (284)    $          512     $           (3)
                                                          ==============     ==============     ==============     ==============
Net income (loss) per Unit of Limited Partnership
   Interest                                               $         6.18     $        (6.22)    $        11.22     $         (.07)
                                                          ==============     ==============     ==============     ==============
Distributions per Unit of Limited Partnership Interest    $         4.25     $         7.93     $         6.90     $        18.27
                                                          ==============     ==============     ==============     ==============

                       See notes to financial statements.

                                    3 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                 Units of
                                  Limited            General              Limited
                                Partnership         Partners'            Partners'             Total
                                 Interest            Deficit              Capital             Capital
                              --------------      --------------      --------------      --------------

Balance - January 1, 1997             45,646      $         (589)     $        8,274      $        7,685

   Distributions                                             (11)               (315)               (326)
   Net income                                                 44                 512                 556
                              --------------      --------------      --------------      --------------

Balance - June 30, 1997               45,646      $         (556)     $        8,471      $        7,915
                              ==============      ==============      ==============      ==============

                       See notes to financial statements.

                                    4 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                             For the Six Months Ended
                                                                        June 30, 1997        June 30, 1996
                                                                       ---------------      ---------------
Cash Flows from Operating Activities:

Net income (loss)                                                      $           556      $            (3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                                  21                   34
     Loss due to impairment of value of real estate                                 --                  600
     Gain on sale of property                                                       --                  (57)

Changes in assets and liabilities:
     Decrease in other assets                                                        8                   97
     (Decrease) increase in accounts payable and
         accrued expenses                                                          (32)                  73
                                                                       ---------------      ---------------
Net cash provided by operating activities                                          553                  744
                                                                       ---------------      ---------------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                 186                  169
     Proceeds from sale of property                                                 --                  141
                                                                       ---------------      ---------------
Cash provided by investing activities                                              186                  310
                                                                       ---------------      ---------------
Cash Flows From Financing Activities:

     Cash distributions                                                           (464)                (867)
                                                                       ---------------      ---------------
Cash used in financing activities                                                 (464)                (867)
                                                                       ---------------      ---------------
Net increase in cash and cash equivalents                                          275                  187

Cash and cash equivalents, beginning of period                                     904                  795
                                                                       ---------------      ---------------
Cash and cash equivalents, end of period                               $         1,179      $           982
                                                                       ===============      ===============
Supplemental Disclosure of Non-Cash
     Financing Activities:


     Accrued distributions to Partners                                 $           195      $           394
                                                                       ===============      ===============

                       See notes to financial statements.

                                    5 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1997

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the June 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees earned by an affiliate of the Managing General Partner, totaled $12,000 during each of the six months ended June 30, 1997 and 1996.

                                    6 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1997


Item 2.      Management's Discussion and Analysis or Plan of Operation

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources

             Each of the Partnership's remaining ten properties (except Ashtabula, Ohio which is currently vacant) is leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between approximately three months and four years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.

             The level of liquidity based on cash and cash equivalents experienced a $275,000 increase at June 30, 1997, as compared to December 31, 1996. The Partnership's $553,000 of cash provided by operating activities and $186,000 of lease payments received under financing leases (net of interest income) was partially offset by $464,000 of cash used for partner distributions (financing activities). At June 30, 1997, the Partnership had $1,179,000 in cash reserves.

             The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. These operating expenses for the vacant Ashtabula, Ohio property are not significant. The Partnership's rental and interest income was sufficient for the six months ended June 30, 1997, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. In light of the two tenant leases expiring in November 1997 and June 1998, as discussed below, the Managing General Partner is evaluating the Registrant's cash requirements and has decreased the 1997 distributions.

             Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the three Dairy Mart leases and the Motorola lease, the remaining terms of the original leases expire in November 1997 and June 1998, respectively. The aforementioned leases represent approximately 12% of annual rental receipts. The Duckwall lease, which expires in 2000, provides the tenant with the option to terminate the lease in 1998. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets which may not be able to support terms as favorable as those contained in the original lease options.

                                    7 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1997


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

             Based upon the pending expiration of the lease, the age of the property and the capital improvements which would be necessary to procure a new tenant or purchaser, the Partnership has entered into a contract to sell its Creston, Ohio property to the tenant of the property for $85,000. The original purchase price of the property was approximately $151,000. If the sale is consummated, which the Managing General Partner expects to be completed, if it all, during the third quarter of 1997, the Partnership will recognize a gain for financial reporting purposes.

             Results of Operations

             Net income increased by $559,000 for the six months ended June 30, 1997, as compared to 1996, due to a $600,000 loss due to the impairment of value recorded on certain of the Partnership's properties (Mt. Pleasent, Iowa ($300,000), Nebraska City, Nebraska ($200,000) and two Ohio properties leased to Dairymart ($100,000)) during 1996, which was partially offset by a decrease in revenues of $25,000.

             Revenues decreased by $25,000 for the six months ended June 30, 1997, as compared to 1996, due to a $57,000 gain on the sale of the Partnership's St. Clair Shores property on January 18, 1996. With respect to the remaining properties, income remained relatively constant.

             With respect to the remaining properties, except for the loss due to the impairment of value in 1996, total expenses increased by $16,000 for the six months ended June 30, 1997, as compared to 1996. General and administrative expenses increased $29,000 primarily due to an increase in professional fees and related costs. Depreciation expense decreased $13,000 due to the impairment in value recorded on certain of the Partnership's properties in June 1996.

                                    8 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1997

Part II - Other Information

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)    Exhibits

                        27.    Financial Data Schedule

                        99.    Supplementary Information Required Pursuant to
                               Section 9.4 of the Partnership Agreement.

                 (b)    Reports of Form 8-K:

                        No reports on Form 8-K were filed during the three months ended June 30, 1997.


                                    9 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             BY:    ONE WINTHROP PROPERTIES, INC.
                                    Managing General Partner

                                    BY:  /s/ Michael L. Ashner
                                         ------------------------------------
                                         Michael L. Ashner
                                         Chief Executive Officer and Director

                                    BY:  /s/ Edward V. Williams
                                         ------------------------------------
                                         Edward V. Williams
                                         Chief Financial Officer

                                    Dated: August 4, 1997


                                    10 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1997

Exhibit Index

         Exhibit                                                    Page No.
         -------                                                    --------

27.      Financial Data Schedule                                       -

99.      Supplementary Information Required Pursuant to

         Section 9.4 of the Partnership Agreement.                    12



                                    11 of 12