Form 10QSB
period 1997-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1997-11-12
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                   Winthrop Partners 80 Limited Partnership
      (Exact name of small business issuer as specified in its charter)

      Massachusetts                                       04-2693546
State or other jurisdiction of              (I.R.S. Employer Identification No.)
incorporation or organization)

 Five Cambridge Center, Cambridge, MA                     02142-1493
(Address of principal executive office)                   (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  /X/     No / /

                                     1 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

(In Thousands, Except Unit Data)

Balance Sheets (Unaudited)

                                                 September 30,     December 31,
                                                     1997             1996
                                                 -------------     ------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method, at
  cost, net of accumulated depreciation of
  $657 (1997) and $698 (1996)                    $       2,484     $      2,548
Accounted for under the financing method                 4,391            4,673
                                                 -------------     ------------
                                                         6,875            7,221
Other Assets:

Cash and cash equivalents                                1,413              904
Other, net of accumulated amortization of
  $19 (1997) and $17 (1996)                                 12               11
                                                 -------------     ------------
      Total Assets                               $       8,300     $      8,136
                                                 =============     ============
Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses            $          71     $        118
Distributions payable to partners                          228              333
                                                 -------------     ------------
     Total Liabilities                                     299              451
                                                 -------------     ------------
Partners' Capital:

Limited Partners-
  Units of Limited Partnership Interest,
  $500 stated value per Unit; authorized
  - 50,010 Units; issued and outstanding
  - 45,646 Units                                        8,525            8,274
General Partners (Deficit)                               (524)            (589)
                                                 -------------     ------------
     Total Partners' Capital                             8,001            7,685
                                                 -------------     ------------

     Total Liabilities and Partners' Capital     $       8,300     $      8,136
                                                 =============     ============

                      See notes to financial statements.

                                   2 of 12

                  WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                       FORM 10-QSB SEPTEMBER 30, 1997

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                For the Three Months Ended            For the Nine Months Ended
                                                               September 30,    September 30,       September 30,     September 30,
                                                                  1997             1996                 1997             1996
                                                               -------------    -------------       -------------     -------------
Income:

  Rental income from real estate leases accounted
    for under the operating method                              $     124       $     126            $      445        $      434
  Interest on short-term investments                                   17              12                    42                31
  Interest income on real estate leases accounted
    for under the financing method                                    138             147                   420               446
  Gain on sale of property                                             46               -                    46                57
  Other income                                                         17               -                    47                 -
                                                                ---------       ---------            ----------        ----------
     Total income                                                     342             285                 1,000               968
                                                                ---------       ---------            ----------        ----------
Expenses:

  Loss due to impairment of real estate                                 -               -                     -               600
  Depreciation and amortization                                        12              12                    33                46
  Management fees                                                       5               5                    17                17
  General and administrative                                           22              16                    91                56
                                                                ---------       ---------            ----------        ----------
     Total expenses                                                    39              33                   141               719
                                                                ---------       ---------            ----------        ----------

Net income                                                      $     303       $     252            $      859        $      249
                                                                =========       =========            ==========        ==========

Net income allocated to general partners                        $      21       $      20            $       65        $       20
                                                                =========       =========            ==========        ==========

Net income allocated to limited partners                        $     282       $     232            $      794        $      229
                                                                =========       =========            ==========        ==========
Net income per Unit of Limited Partnership
  Interest                                                      $    6.17       $    5.08            $    17.39        $     5.02
                                                                =========       =========            ==========        ==========

Distributions per Unit of Limited Parthership Interest          $    5.00       $    6.86            $    11.90        $    25.13
                                                                =========       =========            ==========        ==========

                      See notes to financial statements.


                                   3 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1997

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                               Units of
                                Limited     General       Limited
                              Partnership  Partners'     Partners'       Total
                               Interest     Deficit       Capital       Capital
                              -----------  ---------     ---------     --------

Balance - January 1, 1997       45,646     $  (589)      $  8,274      $ 7,685

  Distributions                                 --           (543)        (543)
  Net income                                    65            794          859
                                ------     -------       --------      -------
Balance - September 30, 1997    45,646     $  (524)      $  8,525      $ 8,001
                                ======     =======       ========      =======


                      See notes to financial statements.

                                   4 of 12

               WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    FORM 10-QSB SEPTEMBER 30, 1997

Statements of Cash Flows (Unaudited)
(In Thousands)

                                                                                 For the Nine Months Ended
                                                                                September 30,     September 30,
                                                                                   1997              1996
                                                                                --------------     -------------
Cash Flows from Operating Activities:

Net income                                                                        $       859       $       249
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation                                                                           31                44
    Amortization                                                                            2                 2
    Loss due to impairment of value of real estate                                          -               600
    Gain on sale of property                                                              (46)              (57)

Changes in assets and liabilities:
    (Increase) decrease in other assets                                                    (4)               96
    (Decrease) increase in accounts payable and
       accrued expenses                                                                   (47)               68
                                                                                  ------------      ------------
    Net cash provided by operating activities                                             795             1,002
                                                                                  ------------      ------------

Cash Flows From Investing Activities:

    Minimum lease payments received, net of interest income
      earned, on leases accounted for under the financing method                          282               257
    Net proceeds from sale of property                                                     80               141
                                                                                  ------------      ------------
    Cash provided by investing activities                                                 362               398
                                                                                  ------------      ------------

Cash Flows From Financing Activities:

     Cash distributions                                                                  (648)           (1,260)
                                                                                  ------------      ------------
     Cash used in financing activities                                                   (648)           (1,260)
                                                                                  ------------      ------------
Net increase in cash and cash equivalents                                                 509               140

Cash and cash equivalents, beginning of period                                            904               795
                                                                                  ------------      ------------
Cash and cash equivalents, end of period                                          $     1,413       $       935
                                                                                  ============      ============

Supplemental Disclosure of Non-Cash
   Financing Activities:

   Accrued distributions to Partners                                              $       228       $       341
                                                                                  ===========       ============

                      See notes to financial statements.

                                   5 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1997

                          NOTES TO FINANCIAL STATEMENTS

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1996.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as described in
             Note 3 and the sale of the Partnership's St. Clair Shores, Michigan property in January 1996. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

             The results of operations for the nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees earned by an affiliate of the Managing General Partner, totaled $17,000 during each of the nine months ended September 30, 1997 and 1996.

3.           Sale of Property

             In August 1997, the Partnership sold its Creston, Ohio property to the tenant of the property for $80,000, net of closing costs of $2,000, resulting in a gain of $46,000.

                                     6 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1997

Item 2.      Management's Discussion and Analysis or Plan of Operation

             This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

             Liquidity and Capital Resources


             Each of the Partnership's remaining nine properties (except Ashtabula, Ohio which is currently vacant) is leased to a single tenant pursuant to triple net leases with remaining lease terms up to approximately four years, subject to extensions. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes.

             The level of liquidity based on cash and cash equivalents experienced a $509,000 increase at September 30, 1997, as compared to December 31, 1996. The Partnership's $795,000 of cash provided by operating activities, $282,000 of lease payments received under financing leases (net of interest income) and proceeds of $80,000 from the sale of the Creston, Ohio property (investing activities) were partially offset by $648,000 of cash used for partner distributions (financing activities). At September 30, 1997, the Partnership had $1,413,000 in cash reserves which has been invested primarily in money market mutual funds.

             The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. These operating expenses for the vacant Ashtabula, Ohio property are not significant. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 1997, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. In light of the tenant leases expiring in November 1997 and June 1998, as discussed below, the Managing General Partner is evaluating the Registrant's cash requirements and has decreased the 1997 distributions.

             Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the Motorola lease and the two Dairy Mart leases, the remaining terms of the original leases expire in November 1997 and June 1998, respectively. The Managing General Partner is currently negotiating a one year extension on the Motorola lease and is hopeful that it will be signed during the fourth quarter of 1997. The extension is expected to generate slightly higher rental income than the current lease payments. The aforementioned leases represent approximately 10% of annual rental receipts. The Duckwall lease, which expires in 2000, provides the tenant with the option to terminate the lease in 1998. If a tenant fails to exercise


                                     7 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1997

Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

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

             The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.

             Results of Operations

             Net income increased by $610,000 for the nine months ended September 30, 1997, as compared to 1996, due to a $600,000 loss due to the impairment of value recorded on certain of the Partnership's properties (Mt. Pleasent, Iowa ($300,000), Nebraska City, Nebraska ($200,000) and two Ohio properties leased to Dairymart ($100,000)) during 1996.

             Revenues increased by $32,000 for the nine months ended September 30, 1997, as compared to 1996, due to increases in other income of $47,000, rental income of $11,000 and interest income on short-term investments of $11,000. These increases were partially offset by decreases in interest income on real estate leases accounted for under the financing method of $26,000 and gain on sale of property of $11,000.

             With respect to the remaining properties, depreciation expense decreased $12,000 due to the loss due to impairment of value recorded on the above mentioned properties in June 1996. The increase in general and administrative expenses of $35,000 is primarily due to an increase in professional fees and related costs and operating expenses relating to the Partnership's vacant Ashtabula, Ohio property.

                                     8 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1997

Part II - Other Information

Item 6.      Exhibits and Reports on Form 8-K.

                 (a)    Exhibits

                        27.    Financial Data Schedule

                        99.    Supplementary Information Required Pursuant to
                               Section 9.4 of the Partnership Agreement.

                 (b)    Reports of Form 8-K:

                        No reports on Form 8-K were filed during the three months ended September 30, 1997.


                                     9 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1997

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

                            WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            BY:   ONE WINTHROP PROPERTIES, INC.
                                  Managing General Partner

                                  BY: /s/ Michael L. Ashner
                                      ------------------------------
                                      Michael L. Ashner
                                      Chief Executive Officer and Director

                                  BY: /s/ Edward V. Williams
                                      -------------------------------
                                      Edward V. Williams
                                      Chief Financial Officer

                                  Dated:   November 11, 1997


                                    10 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10 - QSB SEPTEMBER 30, 1997

Exhibit Index

         Exhibit                                                        Page No.

27.      Financial Data Schedule                                           -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                        12



                                    11 of 12