Form 10KSB
period 1997-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1998-03-31
CIK 315275

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15(d) of the
                       Securities Exchange Act of 1934

                                                        Commission File
For the year ended December 31, 1997                     No.    0-9684
                   -----------------                         ----------

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
    ---------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

             Massachusetts                              04-2693546
    ----------------------------------           ------------------------
     (State or other jurisdiction of                (I.R.S.  Employer
      incorporation or organization)               Identification No.)

    5 Cambridge Center, Cambridge, Massachusetts             02142
                                 ---------------       -----------------
     (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number including area code (617)234-3000
                                                         -------------
       Securities registered pursuant to Section 12(b) of the Act: None
                                                                   ----
         Securities registered pursuant to Section 12(g) of the Act:

                    Units of Limited Partnership Interest
                    -------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X    No
                                      ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB. [   ]

Registrant's revenues for its most recent fiscal year were $1,292,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.


                     DOCUMENTS INCORPORATED BY REFERENCE

                                     None
                                    PART I
                                    ------

Item 1.  Description of Business.
------   -----------------------

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

         In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 1997, net of accounts payable, accrued expenses and distributions payable to partners is approximately $1,326,000 which is invested in money market instruments. Ten properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, one in January 1996, one in August 1997 and one in March 1998. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property. See "Acquisitions and Dispositions" below. Many of the properties are located in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. The Partnership's future cash distributions will include ongoing disbursements from rental income and one-time disbursements of sale proceeds. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. The Partnership continues to make quarterly distributions from operations equal to approximately 1% of the adjusted capital contributions of the limited partners. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their original capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. See "Item 7 Financial Statements, Note 2." Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. The general partners' 8% share of sale proceeds would be paid subsequently. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties.

Property Matters
----------------

         Dairy Mart, Ashtabula, Ohio - The lease with Dairy Mart expired on July 1, 1995. The property continues to remain vacant. The Managing General Partner is currently seeking to obtain a new tenant and continues to market the property for sale. To date, no viable offers have been received for the property. The Managing General Partner believes that the failure to obtain a new tenant or sell the property in the near future will not have a material adverse effect on the Partnership.

         Dairy Mart, Bolivar, Ohio - The lease with respect to this property is scheduled to expire June 30, 1998, at which time the tenant will be permitted to rent the property on a month to month basis. After June 30, 1998, either the Partnership or the tenant will have the right to terminate this lease at any time on 120 days prior notice. The Managing General Partner is currently assessing whether to market this property for sale.

         Dairy Mart, Creston, Ohio - In August 1997, the Partnership sold this property to the tenant for $82,000 resulting in net proceeds, after closing costs, to the Partnership of approximately $80,000. The Partnership recognized a gain of

$46,000 from this sale. The Partnership's original investment in this property represented less than 1% of the initial offering proceeds.

         Dairy Mart, Royal Oak, Michigan - The Partnership sold this property to the tenant on March 6, 1998 for a purchase price of $200,000. The Partnership received net proceeds, after closing costs, of approximately $190,000.

         Motorola, Inc., Mt. Pleasant, IA. During the second half of 1996, the

Partnership acquired the parcel of land immediately adjacent to this property for $25,000. The Managing General Partner believes that the purchase of the adjacent property will have a positive effect on the value of the property.

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

         Hobby Lobby Creative Center, Victoria, TX. During January 1998, the Partnership leased approximately 60,000 square feet of the 90,000 square feet at this property to Hobby Lobby Creative Center. Wal-Mart, whose lease expires in December 2000, has vacated the property but continues to pay rent. The Partnership agreed to a lease termination agreement with Wal-Mart. Wal-Mart agreed to pay rent until June 1, 1998 and paid the Partnership a termination fee in the amount of $200,000.

Employees
---------

         The Partnership does not have any employees. Services are performed for the Partnership by its General Partners, and by agents retained by the General Partners, including an affiliate of the General Partners, Winthrop Management.

Change in Control
-----------------

         On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, a general partner interest in W.L. Realty, L.P. ("W.L. Realty") and a sixty four percent (64%) limited partnership interest in W.L. Realty, and WFA acquired the sole general partner interest in the Associate General Partner.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn was, until October 1997 the sole, and is currently the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the Managing General Partner and the Associate General Partner. In connection with the transfer of control, the officers and directors of the Managing General Partner resigned and Londonderry II appointed new officers and directors. See
Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act."

Item 2.  Description of Properties.
------   -------------------------
         A description of the Partnership's remaining properties is as follows.

All of the Partnership's remaining properties are owned in fee.


                                      Total Cost   Original
     Tenant                Date of      of the     Portfolio         Building/
Property/Location          Purchase   Property(1)  Percentage(2)     Land (3)
-----------------          --------   -----------  -------------     ---------
Dairymart
 Bolivar, OH                9/23/80    $  178,163     (less than)1   2,520/0.8
 Ashtabula, OH(4)           9/23/80       151,815     (less than)1   2,500/0.9
 Royal Oak, MI(5)           9/23/80       199,237     (less than)1   2,200/0.4
Toys "R" Us, Inc.
 Livingston, NJ            11/19/80     2,127,950     10.7           43,000/5.0
 Beaumont, TX              11/19/80     2,234,050     11.3           43,000/4.5
Motorola, Inc.
 Mt. Pleasant, IA          12/24/80       982,617     5              35,700/3.0
Duckwall-Alco Stores, Inc. 12/24/80       972,007     5              35,700/2.0
 Nebraska City, NE
Wal-Mart Stores, Inc.
 Bowling Green, KY         12/30/80     1,877,000     9              81,584/6.5
 Victoria, TX(6)           12/30/80     3,121,436    15              96,498/7.8

-------------------------------
(1) Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3) Building size is in square feet, land size is in acres.
(4) Property is currently vacant.
(5) Property was sold on March 6, 1998. See Item 1, "Description of Business-Property Matters."
(6) Wal-Mart has vacated the property and the Partnership has entered into a new lease with Hobby Lobby Creative Center which is scheduled to commence June 1, 1998.

         Except for the Royal Oak, Michigan property which was sold on March 6, 1998, the Partnership owns the fee interest in each of these properties free and clear of any mortgages. All of the properties are commercial or industrial in nature and are triple net leased to a single tenant with the exception of the Ashtabula, Ohio property which was vacated by the tenant upon the expiration of the lease. Each of the tenants is a public company or a subsidiary of a public company. The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties. In addition, the tenants are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the Properties is adequately covered by insurance.


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

         Tenants with 1997 rental payments, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows: Wal-Mart Stores, Inc. store in Victoria, Texas, 20%; Wal-Mart Stores, Inc. in Bowling Green, Kentucky, 25%; Toys "R" Us, Inc. in Livingston, New Jersey, 11.5%; Motorola facility in Mt. Pleasant, Iowa, 11%; Duckwall-Akco Store in Nebraska City, Nebraska, 10%; and Toys "R" Us, Inc. in Beaumont, Texas, 18%.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1997 annual base rent for the leases at the Partnership's remaining properties:

Tenant                   Business of     Lease        Renewal      1997 Annual
Property/Location        Tenant          Expiration   Option (1)   Base Rent
-----------------        -----------     ----------   ----------   ---------

Dairymart
 Bolivar, OH             Convenience     6-30-98      (2)          $ 18,707
                         Food Store

Royal Oak, MI(3)         Convenience     6-30-98      4 - 1 to     $ 20,920
                         Food Store                    5 yr

Toys "R" Us, Inc.
 Livingston, NJ          Retail Toy      1-1-2001     7 - 7yr      $214,000(5)
                         Store

Toys "R" Us, Inc.
  Beaumont, TX           Retail Toy      1-1-2001     7 - 7yr      $224,700
                         Store

Motorola, Inc.
 Mt. Pleasant, IA        Retail Dept.    11-30/98     1- 1yr       $123,572
                         Store

Duckwall-Alco Stores, Inc.
 Nebraska City, NE       Retail Dept.    12-22/2000     -          $109,200(4)

Wal-Mart Stores, Inc.
 Bowling Green, KY       Retail Dept.    12-23-2000   5 - 5yr      $361,493(6)
                         Store

 Victoria, TX            Retail Dept.    12-23-2000   5 - 5yr.     $352,262(6)

-------------------
(1) The first number represents the number of renewal options. The second number represents the length of each option.

(2) Tenant has the right to rent the property on a month to month basis subject to termination on 120 days notice.
(3) Property was sold on March 6, 1998.
(4) Additional percentage rent of $2,827, representing a percentage of store sales was received in 1997.
(5) Additional percentage rent of $66,287, representing a percentage of store sales was received in 1997.
(6) Property is currently vacant, tenant continues to pay lease rent.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1997:

                    Gross
                   Carrying   Accumulated                          Federal
Property            Value(1)  Depreciation(1)  Rate     Method    Tax Basis
--------           ---------  ---------------  ----     ------    ---------

Ashtabula, OH             -       -            -         -        $   65,915

Bolivar, OH        $123,987   $ 84,512         5/40 yr.  S/L          79,567

Royal Oak, MI(2)    199,235    135,169         5/40 yr.  S/L          82,412

Livingston, NJ      595,826      -              -        -         1,030,223

Beaumont, TX        647,874      -              -        -         1,163,809

Mt. Pleasant, IA    524,887    216,488         5/40 yr.  S/L         350,279

Nebraska            580,000    225,768         5/40 yr.  S/L         345,282
   City, NE

Bowling             469,250       -              -        -          713,480
   Green, KY

Victoria, TX            -        -              -        -         1,003,216

(1) As accounted for under Statement of Financial Accounting Standards No. 13.
(2) Property was sold on March 6, 1998.


Item 3.  Legal Proceedings.
------   -----------------

         The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.  Submission of matters to a vote of securities holders.
------   -----------------------------------------------------

         No matters were submitted to a vote of security holders.

                                   PART II

Item 5.  Market Price for the Partnership's Common Equity and
------   Related Stockholder Matters.
         ---------------------------

         There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

         As of February 1, 1998, there were 1,970 holders of 45,646 outstanding Units.

         The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1997 and 1996, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

         Distribution with            Amount of Distribution
         Respect to Quarter Ended     Per Unit
         ------------------------     --------

                                       1997           1996
                                       ----           ----

         March 31                      2.78           10.34
         June 30                       4.27            7.91
         September 30                  4.99            6.86
         December 31                   3.32            6.71

Item 6.  Management's Discussion and Analysis or Plan of Operation.
------   ---------------------------------------------------------

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources
-------------------------------

         Each of the Partnership's remaining eight properties (except Ashtabula, Ohio which is currently vacant) is leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between three months and ten years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

         The Partnership sold its property located in Creston, Ohio to the tenant of the property in August 1997 for $80,000 (net of closing costs of $5,000), resulting in a gain of $46,000. The Partnership's Bowling Green, Kentucky property which is leased to Wal-Mart Stores is currently vacant. This lease is scheduled to expire in December 2000. Wal-Mart Stores continues to pay rent pursuant to the lease terms. During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires June 2008. Wal-Mart Stores, whose lease expires in December 2000, has vacated the property but continues to pay rent. On January 30, 1998, the Partnership signed a lease termination agreement with Wal-Mart.

Wal-Mart agreed to pay rent until June 1, 1998 and paid the Partnership a termination fee in the amount of $200,000. The new lease provides for a higher rental rate and the tenant is expected to occupy the space during June 1998. On March 6, 1998, the Partnership sold its Royal Oak, Michigan property for $200,000 and anticipates closing costs of approximately $5,000. The sale will result in a gain for financial reporting purposes of approximately $125,000.

The level of liquidity based on cash and cash equivalents experienced a $637,000 increase at December 31, 1997, as compared to December 31, 1996. The Partnership's $1,052,000 of cash provided by operating activities, $381,000 of lease payments received under financing leases (net of interest income) and proceeds of $80,000 from the sale of the Creston, Ohio property (investing activities) were partially offset by $876,000 of cash used for partner distributions (financing activities). At December 31, 1997, the Partnership had $1,541,000 in cash reserves which has been invested primarily in money market mutual funds.

The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. These operating expenses for the vacant Ashtabula, Ohio property are not significant. The Partnership's rental and interest income was sufficient for the year ended December 31, 1997, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. In light of the tenant leases expiring in June 1998 and November 1998, as discussed below, the Managing General Partner is evaluating the Partnership's cash requirements and decreased the 1997 distributions.

Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the Dairymart lease (Bolivar, Ohio) the remaining term of the original lease expires June 1998, at which time the tenant will continue to rent the property on a month to month basis. After June 30, 1998, either the Partnership or the tenant will have the right to terminate this lease at any time with 120 days prior notice. The Managing General Partner is currently assessing whether to market this property for sale. The Motorola lease which expired in November 1997, was extended for another year until November 1998 at a slightly higher rental income. The aforementioned leases represent approximately 13% of revenue from rental operations.

         The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.

         The Partnership is dependent upon the General Partner for management and administrative services. The General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Partnership will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Results of Operations
---------------------

         Net income increased by $636,000 for the year ended December 31, 1997, as compared to 1996, primarily due to a $600,000 loss due to the impairment of value recorded on certain of the Partnership's properties (Mt. Pleasent, Iowa ($300,000), Nebraska City, Nebraska ($200,000) and two Ohio properties leased to Dairymart ($100,000))

during 1996.

         Revenues increased by $42,000 for the year ended December 31, 1997, as compared to 1996, due to a non-recurring increase in other income of $62,000, and increases in rental income of $9,000 and interest income on short-term investments of $17,000. These increases were partially offset by decreases in interest income on real estate leases accounted for under the financing method of $35,000 and gain on sale of property of $11,000.

         With respect to the remaining properties, depreciation expense decreased $11,000 due to the impairment of value recorded on the above mentioned properties in June 1996. The increase in general and administrative expenses of $20,000 is primarily due to an increase in professional fees and related costs and operating expenses relating to the Partnership's vacant Ashtabula, Ohio property.

Item 7.  Financial Statements
------   --------------------

                             FINANCIAL STATEMENTS
                             --------------------
                         YEAR ENDED DECEMBER 31, 1997
                         ----------------------------
                                    INDEX
                                    -----



                                                                          Page
                                                                          ----
Independent Auditors' Report.............................................F - 2

Financial Statements:

Balance Sheets as of December 31, 1997 and 1996..........................F - 3

Statements of Income for the Years Ended
     December 31, 1997 and 1996..........................................F - 4

Statements of Partners' Capital for the Years Ended
     December 31, 1997 and 1996..........................................F - 5

Statements of Cash Flows for the Years Ended
     December 31, 1997 and 1996..........................................F - 6

Notes to Financial Statements............................................F - 7

                         Independent Auditors' Report



To the Partners
Winthrop Partners 80 Limited Partnership
Boston, Massachusetts


We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1997 and 1996, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                                  /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 1998

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                BALANCE SHEETS
                                --------------

                       (In Thousands, Except Unit Data)

                                                                DECEMBER 31,
                                                           ---------------------

                                                              1997         1996
                                                           ---------    --------

ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
    at cost, net of accumulated depreciation of
    $667 (1997) and $698 (1996)                             $2,474       $2,548
Accounted for under the financing method                     4,292        4,673
                                                           ---------    --------
                                                             6,766        7,221

Other Assets:

Cash and cash equivalents                                    1,541          904
Other assets                                                    15           11
                                                           ---------    --------
           Total Assets                                     $8,322       $8,136
                                                           =========    ========

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

Liabilities:

Accounts payable and accrued expenses                       $   63       $  118
Distributions payable to partners                              152          333
                                                           ---------    --------
        Total Liabilities                                      215          451
                                                           ---------    --------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units              8,610        8,274
General Partners'  Deficit                                    (503)        (589)
                                                           ---------    --------

           Total Partners' Capital                           8,107        7,685
                                                           ---------    --------
           Total Liabilities and Partners' Capital          $8,322       $8,136
                                                           =========    ========





                   See notes to financial statements.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                             STATEMENTS OF INCOME
                             --------------------
                       (In Thousands, Except Unit Data)



                                                        YEARS ENDED DECEMBER 31,
                                                        -----------------------
                                                           1997         1996
                                                       -----------   ----------

Income:
Rental income from real estate leases accounted
     for under the operating method                     $  568        $  559
Interest on short-term investments                          60            43
Interest income on real estate leases accounted
     for under the financing method                        556           591
Gain on sale of property                                    46            57
Other income                                                62             -
                                                       -----------   ----------
    Total income                                         1,292         1,250
                                                       -----------   ----------

Expenses:
Loss due to impairment of real estate                        -           600
Depreciation and amortization                               43            57
Management fees                                             22            22
General and administrative                                 110            90
                                                       -----------   ----------
         Total expenses                                    175           769
                                                       -----------   ----------
Net income                                              $1,117        $  481
                                                       ===========   ==========
Net income allocated to general partners                $   86        $   35
                                                       ===========   ==========
Net income allocated to limited partners                $1,031        $  446
                                                       ===========   ==========
Net income per Unit of Limited Partnership Interest     $22.59        $ 9.77
                                                       ===========   ==========
Distributions per Unit of Limited Partnership Interest  $15.23        $31.83
                                                       ===========   ==========




                      See notes to financial statements.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                   ----------------------------------------

                       STATEMENTS OF PARTNERS' CAPITAL
                       -------------------------------
                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                    --------------------------------------
                       (In Thousands, Except Unit Data)


                                 Units of
                                  Limited      General     Limited
                                Partnership    Partners'   Partners'     Total
                                 Interest      Deficit     Capital     Capital
                                 --------      -------     -------     -------

Balance - January 1, 1996        45,646      $  (510)       $9,281     $ 8,771

   Distributions                                (114)       (1,453)     (1,567)
   Net income                                     35           446         481
                                -------        -------       -------    -------

Balance - December 31, 1996      45,646         (589)        8,274       7,685

   Distributions                                  --          (695)       (695)
   Net income                                     86         1,031       1,117
                                -------       -------       -------     -------

Balance - December 31, 1997      45,646      $  (503)      $ 8,610     $ 8,107
                                =======       =======       =======     =======



                      See notes to financial statements.

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                           STATEMENTS OF CASH FLOWS
                           ------------------------
                                (In Thousands)



                                                        YEARS ENDED DECEMBER 31,
                                                        -----------------------
                                                          1997           1996
                                                        --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                $1,117        $   481
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                            40             54
      Amortization                                             3              3
      Loss due to impairment of real estate                    -            600
      Gain on sale of property                               (46)           (57)

Changes in assets and liabilities:
      (Increase) decrease in other assets                     (7)            92
      (Decrease) increase in accounts payable and
           accrued expenses                                  (55)            73
                                                          -------        -------
      Net cash provided by operating activities            1,052          1,246
                                                          -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest
             income earned, on leases accounted for
             under the financing method                      381            347
      Acquisition of property                                  -            (25)
      Proceeds from sale of property                          80            141
                                                          -------        -------

      Net cash provided by investing activities              461            463
                                                          -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash distributions                                    (876)        (1,600)
                                                          -------        -------

      Cash used in financing activities                     (876)        (1,600)
                                                          -------        -------

Net increase in cash and cash equivalents                    637            109

Cash and Cash Equivalents, Beginning of Year                 904            795
                                                          -------        -------

Cash and Cash Equivalents, End of Year                    $1,541        $   904
                                                          =======        =======

Supplemental Disclosure of Non-Cash Financing
      Activities -


Distributions declared not paid as of December 31         $  152        $   333
                                                          =======        ======

                      See notes to financial statements.

                        NOTES TO FINANCIAL STATEMENTS
                        -----------------------------
                    YEARS ENDED DECEMBER 31, 1997 AND 1996
                    --------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

Organization
------------

Winthrop Partners 80 Limited Partnership (the "Partnership"), was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases nine properties, two of which are located in Texas, two in Ohio and the other five in various locations throughout the United States. With the exception of one property, which is vacant, all are leased to single tenants under a triple net lease agreement.

Use of Estimates
----------------

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

Leases
------

         The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.

         (a)  Financing Method
              ----------------

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

         (b)  Operating Method
              ----------------

         Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.

Percentage Rent
---------------

         The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded on a cash basis. For the years ended December 31, 1997 and 1996, the Partnership received percentage rent totaling approximately $69,000 and $56,000, respectively.

Real Estate
-----------

         Real estate is carried at cost, adjusted for depreciation and impairment of value. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

Depreciation
------------

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

Deferred Costs
--------------

         Deferred leasing costs are amortized on a straight-line basis over the life of the respective lease. At December 31, 1997, deferred leasing costs of $19,000 were fully amortized and written-off. At December 31, 1996, accumulated amortization totaled $17,000.

Cash and Cash Equivalents
-------------------------

         The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

Fair Value of Financial Instruments
-----------------------------------

         The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

Distributions to Partners
-------------------------

         The cash distribution due partners for the three months ended December 31, 1997 and 1996, is recorded in the accompanying financial statements as a liability and a reduction of partner's capital. As provided in the partnership agreement, quarterly distributions are payable to partners within 60 days after the end of the quarter.

Net Income Per Limited Partnership Unit
---------------------------------------

         Net income per limited partnership unit is computed by dividing net income allocated to the limited partners by the 45,646 units outstanding.

Income Taxes
------------

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Concentration of Credit Risk

----------------------------

         Principally all of the Partnership's cash and cash equivalents consist of a mutual fund that invests in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

2.       TRANSACTIONS WITH RELATED PARTIES
         ---------------------------------

         One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the General Partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1997 and 1996, Winthrop Management earned $22,000 for managing the properties of the Partnership.

         Profits and losses are allocated 8% to the general partners and 92% to the limited partners. Profits from a sale are allocated between the general partners and the limited partners in proportion to the amount of sales proceeds to which they are entitled. The general partners are allocated at least 1% of the profits from a sale. The general partners are entitled to 8% of Cash Available for Distribution (as defined in the partnership agreement), subordinated to a cumulative priority quarterly distribution to the limited partners. Such distributions aggregated $114,000 for the year ended December 31, 1996. The general partners are also entitled to 8% of sale or refinancing proceeds, subordinated to certain priority distributions to the limited partners as provided for in the partnership agreement.

         During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

3.       REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD
         ---------------------------------------------------------------------

         Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                         December 31,
                               ------------------------------
                                   1997                1996
                              ------------        -----------
Land                           $ 1,933,000        $ 1,962,000
Commercial buildings             1,208,000          1,284,000
Accumulated depreciation          (667,000)          (698,000)
                               -----------        -----------
                               $ 2,474,000        $ 2,548,000

                               ===========        ===========

         The cost of real estate has been adjusted to reflect a $600,000 impairment loss in 1996.

         The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

               1998.................................$  466,000
               1999.................................   325,000
               2000.................................   283,000
                                                    ----------
               Total................................$1,074,000
                                                    ==========

4.       REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD
         ---------------------------------------------------------------------

         Real estate leased to others, accounted for under the financing method is summarized as follows:

                                               December 31,
                                     ------------------------------
                                         1997                1996
                                     ------------        -----------

Minimum lease payments receivable     $ 2,653,000        $ 3,590,000
Unguaranteed residual value             2,918,000          2,918,000
                                      -----------        -----------
                                        5,571,000          6,508,000
Less:  Unearned income                 (1,279,000)        (1,835,000)
                                      -----------        -----------
                                      $ 4,292,000        $ 4,673,000
                                      ===========        ===========

         The following is a summary of the minimum anticipated future rental receipts (inclusive of the Hobby Lobby lease discussed below), excluding percentage rents, by year, under the financing leases:

         1998 ...........................................$  890,000
         1999 ...........................................   837,000
         2000 ...........................................   738,000
         2001 ...........................................   271,000
         2002 ...........................................   271,000
         Thereafter ..................................... 1,399,000
                                                          ---------
         Total...........................................$4,406,000
                                                          =========


         During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires June 2008. Wal-Mart Stores, whose lease expires in December 2000, has vacated the property but continues to pay rent. On January 30, 1998, the Partnership signed a lease termination agreement with Wal-Mart. Wal-Mart agreed to pay rent until June 1, 1998 and paid the Partnership a termination fee in the amount of $200,000. The new lease provides for a higher rental rate and the tenant is expected to occupy the space during June 1998.

5.       SIGNIFICANT TENANTS
         -------------------

         For the year ended December 31, 1997, approximately 96% of revenue from rental operations was from six tenants. For the year ended December 31, 1996, five tenants comprised approximately 85% of the Partnership's rental revenue. The Partnership's Bowling Green, Kentucky property which is leased to Wal-Mart Stores and whose lease expires in December 2000, has vacated the property but continues to pay rent. For the year ended 1997 and 1996, approximately 25% of revenue from rental operations was from this tenant. Approximately 20% of revenue from rental operations for the year ended December 31, 1997 and 1996, was from the Partnership's Victoria, Texas property (see Note 4).

6.       SALE OF PROPERTY
         ----------------

         The Partnership sold its property located in Creston, Ohio to the tenant of the property in August 1997, for $80,000 (net of closing costs of $5,000), resulting in a gain of $46,000. During 1996, a $45,000 loss due to impairment of value was recorded on this property. In
January 1996, the Partnership sold its St. Clair Shores, Michigan property for $141,000, resulting in a gain of $57,000.

7.       TAXABLE INCOME
         --------------

         The Partnership's taxable income for 1997 and 1996 differs from net income for financial reporting purposes, as follows:

                                                                      1997                1996
                                                                 ---------------        ---------
Net income for financial reporting purposes                        $ 1,117,000        $   481,000
      Plus:  Minimum lease payments received, net of interest
             income earned, on leases accounted for under the
             financing method                                          381,000            347,000
             Loss due to impairment of real estate                        --              600,000

      Minus: Depreciation on leases accounted for under the
             financing method and tax depreciation adjustment         (142,000)          (125,000)
             Gain on sale of property                                  (35,000)              --
                                                                   -----------        -----------
Taxable income                                                     $ 1,321,000        $ 1,303,000
                                                                   ===========        ===========

Taxable income per Unit of Limited Partnership Interest            $     26.65        $     26.35
                                                                   ===========        ===========

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.
         -------------------------------------------------------------------
         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1997 or 1996 audits of the Partnership's financial statements.

                                   PART III
                                   --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of February 1, 1998, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
Name                         Managing General Partner   Officer Since
----                         ------------------------   -------------
Michael L. Ashner            Chief Executive Officer       1-96
                              and Director

Edward Williams              Chief Financial Officer       4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President         1-96

Carolyn Tiffany              Vice President and Clerk     10-95


         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr.

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

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.


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


Item 10.  Executive Compensation.
-------   ----------------------

         The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")


Item 11.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

         (a)  Security Ownership of certain beneficial owners.
              -----------------------------------------------

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 1998. Under the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of June 5, 1980 (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)  Security ownership of management.
              --------------------------------

         None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at

February 1, 1998. However, a wholly-owned subsidiary of WFA owns 210 Units and WFA owns 12 units, which, in the aggregate, represents less than one percent of the outstanding units.

         (c)  Changes in control.
              ------------------

         There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.


Item 12. Certain Relationships and Related Transactions.
-------  ----------------------------------------------

         Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

         Winthrop Management is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For each of the years ended December 31, 1997 and 1996, Winthrop Management earned approximately $22,000 for managing the real properties of the Partnership.

         The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the years ended December 31, 1997 and 1996, the Partnership has paid or accrued distributions from Cash Available for Distribution totaling approximately $0 and $114,000, respectively, to the General Partners.

         During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the Limited Partners, as described in the Partnership Agreement.


Item 13.   Exhibits and Reports on Form 8K.
-------    -------------------------------

(a)               Exhibits:

                  The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

                                  SIGNATURES
                                  ----------

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

                                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                    By:   ONE WINTHROP PROPERTIES, INC.,
                                          Managing General Partner

                                          By: /s/ Michael Ashner
                                             --------------------
                                                  Michael Ashner
                                                  Chief Executive Officer

                                                  Date:  March 26, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name        Title                    Date
--------------        -----                    ----

/s/ Michael Ashner    Chief Executive          March 26, 1998
------------------
Michael Ashner        Officer and Director


/s/ Edward Williams   Chief Financial Officer  March 26, 1998
-------------------
Edward Williams

                              INDEX TO EXHIBITS


Exhibit                                                                    Page
-------                                                                    ----
  3         Amended and Restated Agreement of Limited Partnership          (1)
            of Winthrop Partners 80 dated as of June 5, 1980

  4         See Exhibit (3).

 10(a)      Property Management Agreement between Winthrop                 (1)
            Partners 80 and WP Management Co., Inc. dated
            February 12, 1980

 10(b)      Documents relating to Dairymart, formerly The Lawson           (2)
            Company ("Dairymart"), property in Bolivar, Ohio

 10(c)      Documents relating to the Dairymart property in                (2)
            Creston, Ohio

 10(d)      Documents relating to the Dairymart property in                (2)
            Berkley, Michigan

 10(e)      Documents relating to the Motorola, formerly                   (3)
            Duckwall-Alco Stores, Inc., property in
            Mt. Pleasant, Iowa

            Release Agreement and Assumption and Assignment of             (4)
            Lease, dated September 29, 1989

            First Amendment to Sublease, dated March 31, 1990.             (4)

            Second Amendment to Sublease, dated April 9, 1991.             (4)

 10(f)      Documents relating to the Duckwall-Alco Stores, Inc.           (3)
            property in Nebraska City, Nebraska

            Assumption and Amendment to Lease, dated September             (4)
            11, 1989

 10(g)      Documents relating to the Wal-Mart Stores, Inc.                (3)
            ("Wal-Mart") property in Bowling Green, Kentucky

 10(h)      Documents relating to the Wal-Mart property in                 (3)
            Victoria, Texas

 10(i)      First Amendment to Lease, date October 7, 1994,                (5)
            between Winthrop Partners 80 Limited Partnership and Wal-Mart Stores, Inc.

16.         Letter from Arthur Andersen LLP dated September                (6)
            19, 1996.


27.         Financial Data Schedule                                        34

99.         Supplementary Information required pursuant to                 35
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