Form 10QSB
period 1998-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1998-05-14
CIK 315275

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-9684

                   Winthrop Partners 80 Limited Partnership
                   ----------------------------------------
      (Exact name of small business issuer as specified in its charter)

                Massachusetts                               04-2693546
                -------------                               ----------
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
         incorporation or organization)

      Five Cambridge Center, Boston, MA                     02142-1493
      ---------------------------------                     ----------
   (Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                    1 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                        March 31,  December 31,
                                                            1998        1997
                                                          -------     -------
Assets

Real Estate:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $542 (1998) and $667 (1997) .....................    $ 2,401     $ 2,474
Accounted for under the financing method .............      4,191       4,292
                                                          -------     -------
                                                            6,592       6,766

Other Assets:

Cash and cash equivalents ............................      2,113       1,541
Other assets .........................................         68          15
                                                          -------     -------
         Total Assets ................................    $ 8,773     $ 8,322
                                                          =======     =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses ................    $    96     $    63
Distributions payable to partners ....................        644         152
                                                          -------     -------
         Total Liabilities ...........................        740         215
                                                          -------     -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units ......      8,500       8,610
General Partners' Deficit ............................       (467)       (503)
                                                          -------     -------
         Total Partners' Capital .....................      8,033       8,107

                                                          -------     -------
         Total Liabilities and Partners' Capital .....    $ 8,773     $ 8,322
                                                          =======     =======


                      See notes to financial statements.

                                    2 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                      For The Three Months Ended
                                                           March 31,  March 31,
                                                               1998      1997
                                                             ------     ------
Income:

Rental income from real estate leases
  accounted for under the operating method .............       $126       $129
Interest on short-term investments .....................         22         12
Interest income on real estate leases
  accounted for under the financing method .............        133        142
Gain on sale of property ...............................        134        --
Other income ...........................................        200         15
                                                             ------     ------

         Total income ..................................        615        298
                                                             ------     ------

Expenses:

Depreciation and amortization ..........................         10         13
Management fees ........................................          5          5
General and administrative .............................         30         30
                                                             ------     ------

         Total expenses ................................         45         48
                                                             ------     ------

Net income .............................................       $570       $250
                                                             ======     ======

Net income allocated to general partners ...............       $ 36       $ 20
                                                             ======     ======

Net income allocated to limited partners ...............       $534       $230
                                                             ======     ======


Net income per Unit of Limited
  Partnership Interest .................................     $11.70     $ 5.04
                                                             ======     ======

Distributions per Unit of Limited
  Partnership Interest .................................     $14.11     $ 2.65
                                                             ======     ======


                      See notes to financial statements.

                                    3 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                   Units of
                                    Limited    General     Limited
                                  Partnership  Partners'   Partners'    Total
                                   Interest    Deficit     Capital     Capital
                                    -------    -------     -------     -------

Balance - January 1, 1998 ......     45,646    $  (503)    $ 8,610     $ 8,107

   Distributions ...............                   --         (644)       (644)
   Net income ..................                    36         534         570
                                    -------    -------     -------     -------

Balance - March 31, 1998 .......     45,646    $  (467)    $ 8,500     $ 8,033
                                    =======    =======     =======     =======


                      See notes to financial statements.

                                    4 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                     For The Three Months Ended
                                                         March 31,    March 31,
                                                            1998        1997
                                                          -------     -------
Cash Flows From Operating Activities:


Net income ...........................................    $   570     $   250
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation ....................................         10          12
     Amortization ....................................         --           1
     Gain on sale of property ........................       (134)         --

Changes in assets and liabilities:
     (Increase) decrease in other assets .............        (53)          7
     Increase (decrease) in accounts payable
         and accrued expenses ........................         33         (13)
                                                          -------     -------

Net cash provided by operating activities: ...........        426         257
                                                          -------     -------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of
       interest income earned, on leases accounted
       for under the financing method ................        101          91
     Net proceeds from sale of property ..............        197          --
                                                          -------     -------

     Cash provided by investing activities ...........        298          91
                                                          -------     -------

Cash Flows From Financing Activities:

     Cash distributions ..............................       (152)       (327)
                                                          -------     -------

     Cash used in financing activities ...............       (152)       (327)
                                                          -------     -------

Net increase in cash and cash equivalents ............        572          21

Cash and cash equivalents, beginning of period .......      1,541         904
                                                          -------     -------

Cash and cash equivalents, end of period .............    $ 2,113     $   925
                                                          =======     =======

Supplemental Disclosure of Non-cash Financing
     Activities -

Distributions declared not paid as of March 31 .......    $   644     $   138
                                                          =======     =======


                      See notes to financial statements.

                                    5 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1998

                         NOTES TO FINANCIAL STATEMENTS


1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. Certain amounts have been reclassified to conform to the March 31, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Management fees earned by an affiliate of the Managing General Partner, totaled $5,000 during each of the three months ended March 31, 1998 and 1997.

3.   Sale of Property

     On March 6, 1998, the Partnership sold its Royal Oak, Michigan property to an unaffiliated third party for $197,000 (net of closing costs of $3,000), resulting in a gain of $134,000.

                                    6 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1998

Item 2. Management's Discussion and Analysis or Plan of Operation

     The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

     This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

     Liquidity and Capital Resources

     Each of the Partnership's remaining eight properties (except Ashtabula, Ohio which is currently vacant) is leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between four months and ten years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

     Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the Dairymart lease (Bolivar, Ohio) the remaining term of the original lease expires June 1998, at which time the tenant will continue to rent the property on a month to month basis.
     After June 30, 1998, either the Partnership or the tenant will have the right to terminate this lease at any time with 120 days prior notice. The Managing General Partner is currently assessing whether to market this property for sale. The Motorola lease which expired in November 1997, was extended for another year until November 1998 at a slightly higher amount.

     The Partnership's Bowling Green, Kentucky property which is leased to Wal-Mart Stores is currently vacant. This lease is scheduled to expire in December 2000. Wal-Mart continues to pay rent pursuant to the lease terms. During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires June 2008, with two renewal options of five years each. The previous tenant's lease (Wal-Mart) was to expire in December 2000. However, on January 30, 1998, the Partnership signed a lease termination agreement with the previous tenant whereby the previous tenant would pay rent through June 1, 1998 and a termination fee in the amount of $200,000. The new lease with Hobby Lobby provides for a higher rental rate and the tenant is expected to occupy the space during June 1998. On March 6, 1998, the Partnership sold its Royal Oak, Michigan property for $197,000 (net of closing costs of $3,000), resulting in a gain of $134,000. The Partnership distributed the net sales proceeds during March 1998.

                                    7 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1998

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

     Liquidity and Capital Resources (Continued)

     The level of liquidity based on cash and cash equivalents experienced a $572,000 increase at March 31, 1998, as compared to December 31, 1997. The Partnership's $426,000 of cash provided by operating activities, $101,000 of lease payments received under financing leases (net of interest income) and net proceeds of $197,000 from the sale of the Royal Oak, Michigan property (investing activities) were partially offset by $152,000 of cash used for partner distributions (financing activities). At March 31, 1998, the Partnership had $2,113,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

     The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. These operating expenses for the vacant Ashtabula, Ohio property are not significant. The Partnership's rental and interest income was sufficient for the three months ended March 31, 1998, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of March 31, 1998, Partnership distributions (paid or accrued) aggregated $644,000 ($14.11) to its limited partners, which included approximately $197,000 of proceeds from the sale of the Partnership's Royal Oak, Michigan property and the $200,000 termination fee received from Wal-Mart stores for the Partnership's Victoria Texas property.

     The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-leasing of the properties. The Partnership invests its working capital reserves in money market mutual funds.

     Results of Operations

     Net income increased by $320,000 for the three months ended March 31, 1998, as compared to 1997, due to an increase in revenues of $317,000 and a decrease in expenses of $3,000.

     Revenues increased for the three months ended March 31, 1998, as compared to 1997, due to the $134,000 gain on the sale of the Royal Oak, Michigan property and an increase in other income of $185,000. Other income increased due to the $200,000 termination fee received from Wal-Mart Stores for the Partnership's Victoria, Texas property. With respect to the remaining properties, expenses remained relatively constant.

                                    8 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1998

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits

               27.  Financial Data Schedule

               99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

          (b)  Reports of Form 8-K:

               No reports on Form 8-K were filed during the three months ended March 31, 1998.


                                    9 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-QSB MARCH 31, 1998

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           BY:  ONE WINTHROP PROPERTIES, INC.
                                Managing General Partner


                                BY: /s/ Michael L. Ashner
                                    ---------------------------
                                    Michael L. Ashner
                                    Chief Executive Officer and Director



                                BY: /s/ Edward V. Williams
                                    ---------------------------
                                    Edward V. Williams
                                    Chief Financial Officer


                                    Dated:   May 8, 1998


                                   10 of 12

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10 - QSB MARCH 31, 1998

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