Form 10QSB
period 1998-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1998-08-07
CIK 315275

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ___________ to ___________

                         Commission file number 0-9684

                                         Winthrop Partners 80 Limited
                            Partnership (Exact name of small business issuer as specified in its charter)

              Massachusetts                               04-2693546
     -------------------------------       ------------------------------------
     (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

    Five Cambridge Center, Boston, MA                     02142-1493
 ---------------------------------------                  ----------
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









                                    1 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.


Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)
                                                                                    June 30,              December 31,
                                                                                      1998                    1997
                                                                              ---------------------    --------------------
Assets

Real Estate:

Accounted for under the operating method,
     at cost, net of accumulated depreciation of
     $554 (1998) and $667 (1997)                                              $              4,371     $             2,474
Accounted for under the financing method                                                     2,116                   4,292
                                                                              ---------------------    --------------------
                                                                                             6,487                   6,766
Other Assets:

Cash and cash equivalents                                                                    1,837                   1,541
Other assets, net of accumulated amortization
   of $1 (1998)                                                                                 56                      15
                                                                              ---------------------    --------------------

         Total Assets                                                         $              8,380     $             8,322
                                                                              =====================    ====================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                         $                 59     $                63
Distributions payable to partners                                                              294                     152
                                                                              ---------------------    --------------------

         Total Liabilities                                                                     353                     215
                                                                              ---------------------    --------------------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                                              8,471                   8,610
General Partners' Deficit                                                                     (444)                   (503)
                                                                              ---------------------    --------------------

         Total Partners' Capital                                                             8,027                   8,107
                                                                              ---------------------    --------------------

         Total Liabilities and Partners' Capital                              $              8,380     $             8,322
                                                                              =====================    ====================

                       See notes to financial statements.

                                    2 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                           For the Three Months Ended            For The Six Months Ended
                                                           June 30,           June 30,           June 30,         June 30,
                                                             1998               1997               1998            1997
                                                        ---------------    ---------------   --------------   -------------
Income:

Rental income from real estate leases accounted
     for under the operating method                     $          194     $          192    $         320    $        321
Interest on short-term investments                                  24                 13               46              25
Interest income on real estate leases accounted
     for under the financing method                                113                140              246             282
Gain on sale of property                                             -                  -              134               -
Other income                                                         -                 15              200              30
                                                        ---------------    ---------------   --------------   -------------

         Total income                                              331                360              946             658
                                                        ---------------    ---------------   --------------   -------------

Expenses:

Depreciation and amortization                                       13                  8               23              21
Management fees                                                      6                  7               11              12
General and administrative                                          24                 39               54              69
                                                        ---------------    ---------------   --------------   -------------

         Total expenses                                             43                 54               88             102
                                                        ---------------    ---------------   --------------   -------------

Net income                                              $          288     $          306    $         858    $        556
                                                        ===============    ===============   ==============   =============

Net income allocated to general partners                $           23     $           24    $          59    $         44
                                                        ===============    ===============   ==============   =============

Net income allocated to limited partners                $          265     $          282    $         799    $        512
                                                        ===============    ===============   ==============   =============

Net income per Unit of Limited Partnership Interest     $         5.80     $         6.18    $       17.50    $      11.22
                                                        ===============    ===============   ==============   =============

Distributions per Unit of Limited Partnership Interest  $         6.44     $         4.25    $       20.55    $       6.90
                                                        ===============    ===============   ==============   =============






                      See notes to financial statements.

                                    3 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998


Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)


                                                  Units of
                                                   Limited            General              Limited
                                                 Partnership         Partners'            Partners'               Total
                                                  Interest            Deficit              Capital               Capital
                                              ------------------ -------------------  -------------------  --------------------


Balance - January 1, 1998                                45,646  $             (503)  $            8,610   $             8,107

   Distributions                                                                  -                 (938)                 (938)
   Net income                                                                    59                  799                   858
                                              ------------------ -------------------  -------------------  --------------------

Balance - June 30, 1998                                  45,646  $             (444)  $            8,471   $             8,027
                                              ================== ===================  ===================  ====================








                       See notes to financial statements.

                                    4 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                       For The Six Months Ended
                                                                                    June 30,                June 30,
                                                                                      1998                    1997
                                                                              ---------------------    --------------------

Cash Flows From Operating Activities:

Net income                                                                    $                858     $               556
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                                               22                      20
     Amortization                                                                                1                       1
     Gain on sale of property                                                                 (134)                      -

Changes in assets and liabilities:
     (Increase) decrease in other assets                                                       (41)                      8
     Decrease in accounts payable and
         accrued expenses                                                                       (4)                    (32)
                                                                              ---------------------    --------------------

Net cash provided by operating activities:                                                     702                     553
                                                                              ---------------------    --------------------

Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                             193                     186
     Net proceeds from sale of property                                                        197                       -
                                                                              ---------------------    --------------------

     Cash provided by investing activities                                                     390                     186
                                                                              ---------------------    --------------------

Cash Flows From Financing Activities:

     Cash distributions                                                                       (796)                   (464)
                                                                              ---------------------    --------------------

     Cash used in financing activities                                                        (796)                   (464)
                                                                              ---------------------    --------------------

Net increase in cash and cash equivalents                                                      296                     275

Cash and cash equivalents, beginning of period                                               1,541                     904
                                                                              ---------------------    --------------------

Cash and cash equivalents, end of period                                      $              1,837     $             1,179
                                                                              =====================    ====================

Supplemental Disclosure of Non-cash Financing
     Activities:

     Accrued Distribution to Partners                                         $                294     $               195
                                                                              =====================    ====================
 /TABLE>

Change in lease classification due to new tenant - see Note 4


                       See notes to financial statements.

                                    5 of 13





                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1998

                         NOTES TO FINANCIAL STATEMENTS


1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Notes 3 and 4. Certain amounts have been reclassified to conform to the June 30, 1998 presentation. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

             The results of operations for the six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees earned by an affiliate of the Managing General
             Partner, totaled $11,000 and $12,000 during the six months ended
             June 30, 1998 and 1997, respectively.

3.           Sale of Property

             On March 6, 1998, the Partnership sold its Royal Oak, Michigan property to an unaffiliated third party for $197,000 (net of closing costs of $3,000), resulting in a gain of $134,000.

4.           Significant Tenant

             During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires May
             2008, with two renewal options of five years each. The new lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards No. 13. The previous tenant's lease (Wal-Mart) was to expire in December 2000. However, on January 30, 1998, the Partnership signed a lease termination agreement with the previous tenant whereby the previous tenant would make certain improvements to the property, pay rent through June 1, 1998 and pay a termination fee in the amount of $200,000.
             The termination fee is included in other income.






                                    6 of 13





                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1998


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

             Liquidity and Capital Resources

             Each of the Partnership's remaining eight properties (except
             Ashtabula, Ohio which is currently not leased) is leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between four months and ten years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property, which the tenant is responsible for its proportionate share of expenses other than capital improvements). If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

             Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the Dairymart lease (Bolivar, Ohio) the remaining term of the original lease expired in June 1998 and was extended on a month to month basis.
             The Partnership or the tenant has the right to terminate this lease at any time with 120 days prior notice. The Managing General
             Partner is currently assessing whether to market this property for sale. The Motorola lease which expired in November 1997, was extended for another year until November 1998 at a slightly higher amount. The Partnership's Bowling Green, Kentucky property which is leased to Wal-Mart Stores is currently vacant. This lease is scheduled to expire in December 2000. Wal-Mart continues to pay rent pursuant to the lease terms. On March 6, 1998, the Partnership sold its Royal Oak, Michigan property for $197,000
             (net of closing costs of $3,000), resulting in a gain of $134,000.
             The Partnership distributed the net sales proceeds during March
             1998.


                                    7 of 13





                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1998


Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Liquidity and Capital Resources (Continued)

             During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires May
             2008, with two renewal options of five years each. The previous tenant's lease (Wal-Mart) was to expire in December 2000. However, on January 30, 1998, the Partnership signed a lease termination agreement with the previous tenant whereby the previous tenant would make certain improvements to the property, pay rent through June 1, 1998 and pay a termination fee in the amount of $200,000.
             The new lease with Hobby Lobby provides for a higher rental rate and the tenant started to occupy the space in May 1998.

             The level of liquidity based on cash and cash equivalents experienced a $296,000 increase at June 30, 1998, as compared to December 31, 1997. The Partnership's $702,000 of cash provided by operating activities, $193,000 of lease payments received under financing leases (net of interest income) and net proceeds of $197,000 from the sale of the Royal Oak, Michigan property
             (investing activities) were partially offset by $796,000 of cash used for partner distributions (financing activities). At June 30, 1998, the Partnership had $1,837,000 in cash and cash equivalents which has been invested primarily in money market mutual funds.

             The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant
             Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. These operating expenses for the vacant
             Ashtabula, Ohio property are not significant. The Partnership's rental and interest income was sufficient for the six months ended
             June 30, 1998, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of June 30, 1998, Partnership distributions (paid or accrued) aggregated $938,000 ($20.55 per Unit) to its limited partners, which included approximately $197,000 of proceeds from the sale of the Partnership's Royal Oak, Michigan property and the $200,000 termination fee received from Wal-Mart stores for the Partnership's Victoria Texas property.

             The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-leasing of the properties. The Partnership invests its working capital reserves in money market mutual funds.










                                    8 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1998


Item 2.      Management's Discussion and Analysis or Plan of Operation
             (Continued)

             Results of Operations

             Net income increased by $302,000 for the six months ended June 30, 1998, as compared to 1997, due to an increase in revenues of $288,000 and a decrease in expenses of $14,000.

             Revenues increased for the six months ended June 30, 1998, as compared to 1997, due to the $134,000 gain on the sale of the Royal Oak, Michigan property and an increase in other income of $170,000. Other income increased due to the $200,000 termination fee received from Wal-Mart Stores for the Partnership's Victoria, Texas property. With respect to the remaining properties, expenses remained relatively constant.







                                    9 of 13





                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1998



Part II - Other Information


Item 6.      Exhibits and Reports on Form 8-K.


                 (a)    Exhibits

                        27.    Financial Data Schedule

                        99.    Supplementary Information Required Pursuant to
                               Section 9.4 of the Partnership Agreement.

                 (b) Reports of Form 8-K:

                        No reports on Form 8-K were filed during the three months ended June 30, 1998.






                                    10 of 13





                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB JUNE 30, 1998


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         BY:         ONE WINTHROP PROPERTIES, INC.
                                     Managing General Partner



                                BY:  /s/ Michael L. Ashner
                                     ------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer and Director


                                BY:  /s/ Edward V. Williams
                                     ------------------------
                                     Edward V. Williams
                                     Chief Financial Officer





                                Dated:   August 5, 1998

















                                    11 of 13





                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10 - QSB JUNE 30, 1998

Exhibit Index


         Exhibit                                                     Page No.

27.      Financial Data Schedule                                         -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                      12







                                    12 of 13
