Form 10QSB
period 1998-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1998-11-09
CIK 315275

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                         -------------  ------------

                         Commission file number 0-9684

                   Winthrop Partners 80 Limited Partnership
                   ----------------------------------------
      (Exact name of small business issuer as specified in its charter)

            Massachusetts                                 04-2693546
---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

   Five Cambridge Center, Boston, MA                     02142-1493
---------------------------------------     ------------------------------------
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

                                    1 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

                        PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)
                                                                 September 30,   December 31,
                                                                     1998           1997
                                                                    -------        -------
Assets

Real Estate:

Accounted for under the operating method, at cost,
     net of accumulated depreciation of $487 (1998)
     and $667 (1997)                                                $ 4,263        $ 2,474
Accounted for under the operating method, at cost,
     net of accumulated depreciation of $85 and held for sale            90           --
Accounted for under the financing method                              2,046          4,292
                                                                    -------        -------

                                                                      6,399          6,766

Other Assets:

Cash and cash equivalents                                             1,840          1,541
Other assets, net of accumulated amortization
   of $2 (1998)                                                          57             15
                                                                    -------        -------

         Total Assets                                               $ 8,296        $ 8,322
                                                                    =======        =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                               $    69        $    63
Distributions payable to partners                                       293            152
                                                                    -------        -------

         Total Liabilities                                              362            215
                                                                    -------        -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                       8,362          8,610
General Partners' Deficit                                              (428)          (503)
                                                                    -------        -------

         Total Partners' Capital                                      7,934          8,107
                                                                    -------        -------

         Total Liabilities and Partners' Capital                    $ 8,296        $ 8,322
                                                                    =======        =======

                      See notes to financial statements.

                                    2 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                        For the Three Months Ended     For The Nine Months Ended
                                                        September 30,  September 30,  September 30,  September 30,
                                                            1998           1997           1998           1997
                                                           ------         ------         ------         ------
Income:

Rental income from real estate leases accounted
     for under the operating method                        $  151         $  124         $  474         $  445
Interest on short-term investments                             23             17             69             42
Interest income on real estate leases accounted
     for under the financing method                            76            138            322            420
Gain on sale of property                                     --               46            131             46
Other income                                                 --               17            200             47
                                                           ------         ------         ------         ------

         Total income                                         250            342          1,196          1,000
                                                           ------         ------         ------         ------

Expenses:

Depreciation and amortization                                  20             12             43             33
Management fees                                                 5              5             16             17
General and administrative                                     25             22             79             91
                                                           ------         ------         ------         ------

         Total expenses                                        50             39            138            141
                                                           ------         ------         ------         ------

Net income                                                 $  200         $  303         $1,058         $  859
                                                           ======         ======         ======         ======

Net income allocated to general partners                   $   16         $   21         $   75         $   65
                                                           ======         ======         ======         ======

Net income allocated to limited partners                   $  184         $  282         $  983         $  794
                                                           ======         ======         ======         ======

Net income per Unit of Limited Partnership Interest        $ 4.03         $ 6.18         $21.54         $17.39
                                                           ======         ======         ======         ======

Distributions per Unit of Limited Partnership Interest     $ 6.42         $ 5.00         $26.97         $11.90
                                                           ======         ======         ======         ======

                      See notes to financial statements.

                                   3 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998


Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                 Units of
                                  Limited    General      Limited
                                Partnership Partners'    Partners'      Total
                                 Interest    Deficit      Capital      Capital
                                 -------     -------      -------      -------

Balance - January 1, 1998         45,646     $  (503)     $ 8,610      $ 8,107

   Distributions                                 --        (1,231)      (1,231)
   Net income                                     75          983        1,058
                                 -------     -------      -------      -------

Balance - September 30, 1998      45,646     $  (428)     $ 8,362      $ 7,934
                                 =======     =======      =======      =======

                      See notes to financial statements.

                                    4 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

Statements of Cash Flows (Unaudited)

(In Thousands)
                                                                       For The Nine Months Ended
                                                                      September 30,  September 30,
                                                                          1998           1997
                                                                         -------        -------
Cash Flows From Operating Activities:

Net income                                                               $ 1,058        $   859
Adjustments to reconcile net income to net cash provided
  by operating activities:
     Depreciation                                                             41             31
     Amortization                                                              2              2
     Gain on sale of property                                               (131)           (46)

Changes in assets and liabilities:
     Increase in other assets                                                (44)            (4)
     Increase (decrease) in accounts payable and
         accrued expenses                                                      6            (47)
                                                                         -------        -------

Net cash provided by operating activities:                                   932            795
                                                                         -------        -------
Cash Flows From Investing Activities:

     Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method           263            282
     Net proceeds from sale of property                                      194             80
                                                                         -------        -------

     Cash provided by investing activities                                   457            362
                                                                         -------        -------
Cash Flows From Financing Activities:

     Cash distributions                                                   (1,090)          (648)
                                                                         -------        -------

     Cash used in financing activities                                    (1,090)          (648)
                                                                         -------        -------

Net increase in cash and cash equivalents                                    299            509

Cash and cash equivalents, beginning of period                             1,541            904
                                                                         -------        -------

Cash and cash equivalents, end of period                                 $ 1,840        $ 1,413
                                                                         =======        =======

Supplemental Disclosure of Non-cash Financing
     Activities:

     Accrued Distribution to Partners                                    $   293        $   228
                                                                         =======        =======

Change in lease classification due to new tenant - see Note 4

                      See notes to financial statements.

                                    5 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                       FORM 10 - QSB SEPTEMBER 30, 1998

                         NOTES TO FINANCIAL STATEMENTS

1.        General

          The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1997.

          The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Notes 3 and 4. Certain amounts have been reclassified to conform to the September 30, 1998 presentation. The balance sheet at December 31, 1997, was derived from audited financial statements at such date.

          The results of operations for the nine months ended September 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.        Related Party Transactions

          Management fees earned by an affiliate of the Managing General Partner, totaled $16,000 and $17,000 during the nine months ended September 30, 1998 and 1997, respectively.

3.        Sale of Property

          On March 6, 1998, the Partnership sold its Royal Oak, Michigan property to an unaffiliated third party for $194,000 (net of closing costs of $6,000), resulting in a gain of $131,000.

4.        Significant Tenant

          During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires May 2008, with two renewal options of five years each. The new lease is accounted for as an operating lease in accordance with Statement of Financial Accounting Standards No. 13. The previous tenant's lease (Wal-Mart) was to expire in December 2000, however, on January 30, 1998, the Partnership signed a lease termination agreement with the previous tenant whereby the previous tenant would make certain improvements to the property, pay rent through June 1, 1998 and pay a termination fee in the amount of $200,000. The termination fee is included in other income.

                                    6 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                       FORM 10 - QSB SEPTEMBER 30, 1998

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

          Liquidity and Capital Resources

          Each of the Partnership's remaining eight properties (except Ashtabula, Ohio which is currently not leased) is leased to a single tenant pursuant to triple net leases with remaining lease terms, subject to extensions, ranging between one month and ten years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties, including maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property, where the tenant is responsible only for its proportionate share of expenses other than capital improvements). If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

          Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the Dairymart lease (Bolivar, Ohio), the term of the original lease expired in June 1998 and was extended on a month to month basis. The tenant has exercised its right to terminate the lease December 1998. The Partnership is currently marketing this property for sale. The Motorola lease extension (the Mt. Pleasant, IA property), which expires in November 1998, is anticipated to be extended for another year, until November 1999, at the same rental rate. If, however, the lease is not extended, the Partnership will be required to either sell the property or procure a new tenant. The Partnership's Bowling Green, Kentucky property which is leased to Wal-Mart Stores is currently vacant. This lease is scheduled to expire in December 2000. Wal-Mart continues to pay rent pursuant to the lease terms. On March 6, 1998, the Partnership sold its Royal Oak, Michigan property for $194,000 (net of closing costs of $6,000), resulting in a gain of $131,000. The Partnership distributed the net sales proceeds during March 1998.

                                    7 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                       FORM 10 - QSB SEPTEMBER 30, 1998

Item 2.   Management's Discussion and Analysis or Plan of Operation (Continued)

          Liquidity and Capital Resources (Continued)

          During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires May 2008, with two renewal options of five years each. The previous tenant's lease (Wal-Mart) was to expire in December 2000, however, on January 30, 1998, the Partnership signed a lease termination agreement with the previous tenant whereby the previous tenant would make certain improvements to the property, pay rent through June 1, 1998 and pay a termination fee in the amount of $200,000. The new lease with Hobby Lobby provides for a higher rental rate and the tenant started to occupy the space in May 1998.

          The level of liquidity based on cash and cash equivalents experienced a $299,000 increase at September 30, 1998, as compared to December 31, 1997. The Partnership's $932,000 of cash provided by operating activities, $263,000 of lease payments received under financing leases (net of interest income) and net proceeds of $194,000 from the sale of the Royal Oak, Michigan property (investing activities) were partially offset by $1,090,000 of cash used for partner distributions (financing activities). At September 30, 1998, the Partnership had $1,840,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-leasing of the properties.

          The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant Ashtabula, Ohio property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. These operating expenses for the vacant Ashtabula, Ohio property are not significant. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 1998, and is expected to be sufficient in future periods, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of September 30, 1998, Partnership distributions (paid or accrued) aggregated $1,231,000 ($26.97 per Unit) to its limited partners, which included approximately $194,000 of proceeds from the sale of the Partnership's Royal Oak, Michigan property and the $200,000 termination fee received from Wal-Mart stores for the Partnership's Victoria, Texas property.

                                    8 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                       FORM 10 - QSB SEPTEMBER 30, 1998

Item 2.   Management's Discussion and Analysis or Plan of Operation (Continued)

          Results of Operations

          Net income increased by $199,000 for the nine months ended September 30, 1998, as compared to 1997, due to an increase in revenues of $196,000 and a decrease in expenses of $3,000.

          Revenues increased for the nine months ended September 30, 1998, as compared to 1997, due to the $131,000 gain on sale of the Royal Oak, Michigan property during 1998, as compared to a $46,000 gain on sale of the Creston, Ohio property during 1997, and an increase in other income of $153,000. Other income increased due to the $200,000 termination fee received from Wal-Mart Stores for the Partnership's Victoria, Texas property. With respect to the remaining properties, income (excluding the termination fee from Wal-Mart stores) and expenses remained relatively constant.

                                    9 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                       FORM 10 - QSB SEPTEMBER 30, 1998

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

          (a) Exhibits

              27. Financial Data Schedule

              99. Supplementary Information Required Pursuant to Section 9.4
                  of the Partnership Agreement.

          (b) Reports on Form 8-K:

              No reports on Form 8-K were filed during the three months ended September 30, 1998.

                                   10 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                        FORM 10-QSB SEPTEMBER 30, 1998

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

                                BY:       ONE WINTHROP PROPERTIES, INC.
                                          Managing General Partner

                                     BY:  /s/ Michael L. Ashner
                                          ------------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer and Director

                                     BY:  /s/ Edward V. Williams
                                          ------------------------------------
                                          Edward V. Williams
                                          Chief Financial Officer

                                     Dated:   November 6, 1998

                                   11 of 13

                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                       FORM 10 - QSB SEPTEMBER 30, 1998

Exhibit Index

         Exhibit                                                     Page No.
         -------                                                     --------

27.      Financial Data Schedule                                        --

99.      Supplementary Information Required Pursuant to

         Section 9.4 of the Partnership Agreement.                      13

                                   12 of 13