Form 10KSB
period 1998-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1999-03-31
CIK 315275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                                                 Commission File
For the year ended December 31, 1998                             No. 0-9684


                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)


         Massachusetts                                           04-2693546
(State or other jurisdiction of                              (I.R.S.  Employer
 incorporation or organization)                              Identification No.)


5 Cambridge Center, Cambridge, Massachusetts                             02142
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No /_/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /_/

Registrant's revenues for its most recent fiscal year were $1,477,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.  Description of Business.

         Winthrop Partners 80 Limited Partnership (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980, for the purpose of owning and leasing commercial and industrial real properties. The Partnership was initially capitalized with contributions of $1,000 from each of the two General Partners and $5,000 from the Initial Limited Partner. In February, 1981, the Partnership sold pursuant to a Registration Statement filed with the Securities and Exchange Commission 45,636 units of limited partnership interest ("Units") at a purchase price of $500 per Unit representing capital contributions from Limited Partners of $22,818,000.

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

         In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 1998, net of accounts payable, accrued expenses and distributions payable to partners is approximately $1,305,000 which is invested in money market instruments. Ten properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, one in January 1996, one in August 1997 and one in March 1998. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property. See "Acquisitions and Dispositions" below. Many of the properties are located in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. At December 31, 1998, limited partners had received a return of capital equal to $171.27. The general partners' 8% share of sale proceeds would be paid subsequently.

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

         Dairy Mart, Bolivar, Ohio - The lease with respect to this property expired on December 31, 1998. The Partnership is currently marketing this property for sale.

         Dairy Mart, Creston, Ohio - In August 1997, the Partnership sold this property to the tenant for $85,000 resulting in net proceeds, after closing costs, to the Partnership of approximately $80,000. The Partnership recognized a gain of $46,000 from this sale. The Partnership's original investment in this property represented less than 1% of the initial offering proceeds.

         Dairy Mart, Royal Oak, Michigan - The Partnership sold this property to the tenant on March 6, 1998 for a purchase price of $200,000. The Partnership received net proceeds, after closing costs, of $194,000 resulting in a gain of $131,000. The net proceeds were distributed during the second quarter of 1998.

         Motorola, Inc., Mt. Pleasant, IA. During the second half of 1996, the Partnership acquired the parcel of land immediately adjacent to this property for $25,000. The lease with Motorola was scheduled to expire November 30, 1998. Motorola, however, elected to extend the lease for an additional one year term at the then current rent. The Managing General Partner believes that the purchase of the adjacent property will have a positive effect on the value of the property.

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

         Hobby Lobby Creative Center, Victoria, TX. During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square feet at this property to Hobby Lobby Creative Center. This new lease is scheduled to expire May 2008 with the tenant having two renewal options of five years each. Wal-Mart, whose lease was scheduled to expire in December 2000, vacated the property but continued to pay rent until June 1, 1998. In addition, the Partnership was paid a termination fee in the amount of $200,000.

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

                                      Total Cost   Original
     Tenant                Date of      of the     Portfolio      Building/
Property/Location          Purchase   Property(1)  Percentage(2)  Land (3)
-----------------          --------   -----------  -------------  ---------

Toys "R" Us, Inc.
 Livingston, NJ            11/19/80     2,127,950     10.7        43,000/5.0
 Beaumont, TX              11/19/80     2,234,050     11.3        43,000/4.5
Motorola, Inc.
 Mt. Pleasant, IA          12/24/80       982,617     5           35,700/3.0
Duckwall-Alco Stores, Inc. 12/24/80       972,007     5           35,700/2.0
 Nebraska City, NE
Wal-Mart Stores, Inc.
 Bowling Green, KY(4)      12/30/80     1,877,000     9           81,584/6.5
Hobby-Lobby
 Creative Center
 Victoria, TX              12/30/80     3,121,436    15           96,498/7.8

 Bolivar, OH(5)             9/23/80    $  178,163     <1           2,520/0.8
 Ashtabula, OH(5)           9/23/80       151,815     <1           2,500/0.9

----------

(1)  Includes acquisition fees and expenses.

(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.

(3)  Building size is in square feet, land size is in acres.

(4)  Property is currently vacant.

(5)  Lease has expired and property is currently vacant.


         The Partnership owns the fee interest in each of these properties free of any mortgages. All of the properties are commercial or industrial in nature and are triple net leased to a single tenant with the exception of the Bolivar, Ohio; Ashtabula, Ohio; and Bowling Green, Kentucky properties which were vacated by the tenant upon the expiration of the leases. Each of the tenants, other than Hobby-Lobby Creative Center, is a public company or a subsidiary of a public company. The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties other than the Victoria, Texas property, at which the Partnership is responsible for all exterior repairs. In addition, the tenants are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the Properties is adequately covered by insurance. Hobby Lobby is required to pay to the Partnership additional rent to cover insurance, real estate taxes, and common area maintenance charges.

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

         Tenants with 1998 rental payments, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows: Wal-Mart Stores, Inc. in Bowling Green, Kentucky, 26%; Toys "R" Us, Inc. in Livingston, New Jersey, 21%; Motorola facility in Mt. Pleasant, Iowa, 10%; Duckwall-Akco Store in Nebraska City, Nebraska, 10%; and Toys "R" Us, Inc. in Beaumont, Texas, 16%.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1998 annual base rent for the leases at the Partnership's remaining properties:

Tenant                   Business of     Lease        Renewal      1998 Annual
Property/Location        Tenant          Expiration   Option (1)   Base Rent
-----------------        -----------     ----------   ----------   ---------

 Bolivar, OH(5)          Convenience       (2)           --        $ 18,707
                         Food Store

Toys "R" Us, Inc.
 Livingston, NJ          Retail Toy      1-1-2001     7 - 7yr.     $214,000(4)
                         Store

Toys "R" Us, Inc.
  Beaumont, TX           Retail Toy      1-1-2001     7 - 7yr.     $224,700
                         Store

Motorola, Inc.
 Mt. Pleasant, IA        Retail Dept.    11-30-99     1- 1yr.      $132,509
                         Store

Duckwall-Alco Stores, Inc.
 Nebraska City, NE       Retail Dept.    12-22-2000     -          $109,200(3)

Wal-Mart Stores, Inc.
 Bowling Green, KY(5)    Retail Dept.    12-23-2000   5 - 5yr.     $361,493
                         Store

Hobby Lobby Creative Center
 Victoria, TX            Hobby Store      5-31-2008   2 - 5yr.     $102,883

----------

(1) The first number represents the number of renewal options. The second number represents the length of each option.

(2)  Lease expired on December 31, 1998. The property is currently vacant.

(3) Additional percentage rent of $3,392, representing a percentage of store sales was received in 1998.

(4) Additional percentage rent of $73,888, representing a percentage of store sales was received in 1998.

(5)  Property is currently vacant.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1998:

                    Gross
                   Carrying   Accumulated                          Federal
Property            Value(1)  Depreciation(1)  Rate     Method    Tax Basis
--------           ---------  ---------------  ----     ------    ---------

Ashtabula, OH             -       -            -         -        $   62,736

Bolivar, OH        $123,997   $ 84,844         5/40 yr.  S/L          75,922

Livingston, NJ      595,826      -              -        -           992,785

Beaumont, TX        647,874      -              -        -         1,125,675

Mt. Pleasant, IA    524,887    234,080         5/40 yr.  S/L         331,518

Nebraska            580,000    247,112         5/40 yr.  S/L         324,602
   City, NE

Bowling             469,250       -              -        -          686,773
   Green, KY

Victoria, TX       $2,143,297   19,336          -        -        1,132,853

----------

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

         As of February 1, 1999, there were 1,961 holders of 45,646 outstanding Units.

         The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1998 and 1997, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

         Distribution with                 Amount of Distribution
         Respect to Quarter Ended          Per Unit
         ------------------------          ----------------------

                                             1998             1997
                                             ----             ----

         March 31                            14.11            2.78
         June 30                              6.43            4.27
         September 30                         6.39            4.99
         December 31                          6.79            3.32

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

         Each of the Partnership's remaining eight properties (except Ashtabula, Ohio; Bolivar, Ohio; and Bowling Green, Kentucky, which are currently vacant) is leased to a single tenant pursuant to net leases with remaining lease terms, subject to extensions, ranging between one month and nine years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property where the tenant is responsible only for its proportionate share of expenses other than capital improvements). Four of the Partnership's properties, representing approximately 67% of minimum rental receipts anticipated during 1999, have leases which expire between November 30, 1999 and January 1, 2001. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

         On March 6, 1998, the Partnership sold its Royal Oak, Michigan property to an unaffiliated third party for $194,000 (net of closing costs of $6,000) resulting in a gain of $131,000. The Partnership's Bowling Green, Kentucky property which is leased to Wal-Mart Stores is currently vacant. The lease, which was scheduled to expire in December 2000 represents approximately 26% of the Partnership's 1998 rental income. In April 1998 a hailstorm caused significant damage to this property. As a result Wal-Mart exercised its right under the terms of the lease and has discontinued paying rent effective March 1, 1999. The Partnership expects to receive insurance proceeds in excess of the residual value of the property. The Managing General Partner has engaged a broker to sell or re-lease the property. During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires May 2008, with two renewal options of five years each. The previous tenant's lease (Wal-Mart) was to expire in December 2000, however, on January 30, 1998, the Partnership signed a lease termination agreement with the previous tenant whereby the previous tenant would make certain improvements to the property, pay rent through June 1, 1998 and pay a termination fee in the amount of $200,000. The new lease with Hobby Lobby provides for a higher rental rate. The Managing General Partner has engaged a broker to sell the Bolivar, Ohio property.

         The level of liquidity based on cash and cash equivalents experienced a $220,000 increase at December 31, 1998, as compared to December 31, 1997. The Partnership's $1,155,000 of cash provided by operating activities, $334,000 of lease payments received under financing leases (net of interest income) and proceeds of $194,000 from the sale of the Royal Oak, Michigan property (investing activities) were significantly offset by $1,383,000 of cash used for partner distributions (financing activities) and $80,000 of real estate improvements (investing activities). At December 31, 1998, the Partnership had $1,761,000 in cash reserves which has been invested primarily in money market mutual funds.

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant properties and a portion of expenses for the Victoria, Texas property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the year ended December 31, 1998, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of December 31, 1998, Partnership distributions (paid or accrued) aggregated $1,540,000 ($33.74 per unit) to its limited partners, which included approximately $194,000 of proceeds from the sale of the Partnership's Royal Oak, Michigan property and the $200,000 termination fee received from Wal-Mart stores for the Partnership's Victoria, Texas property.

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the Dairymart lease (Bolivar, Ohio), the term of the original lease expired in June 1998 and was extended on a month to month basis. The tenant exercised its right to terminate the lease in December 1998. The Partnership is marketing this property for sale. The Motorola lease which expired in November 1998, was extended for another year until November 1999 at the same rental rate.

         The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.

Results of Operations

         Net income increased by $160,000 for the year ended December 31, 1998, as compared to 1997, due to an increase in revenues of $185,000, which was partially offset by an increase in expenses of $25,000.

         Revenues increased primarily due to the $131,000 gain on sale of the Royal Oak, Michigan property during 1998, as compared to a $46,000 gain on sale of the Creston, Ohio property during 1997, an increase in other income of $138,000 and an increase in rental income from real estate leases accounted for under the operating method of 92,000, which was partially offset by a $159,000 decrease in interest income in real estate leases accounted for under the financing method. Other income increased due to the $200,000 termination fee received from Wal-Mart Stores for the Partnership's Victoria, Texas property. With respect to the remaining properties, rental income from real estate leases and interest income on real estate leases declined by $48,000 primarily due to the Victoria, Texas property being only partially leased during 1998. Interest income increased by approximately $29,000.

         Expenses increased primarily due to a $20,000 increase in depreciation expense as a result of reclassifying the new lease at the Victoria, Texas property as an operating lease from a financing lease. With respect to the remaining properties, expenses remained relatively constant.

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 7.  Financial Statements


                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1998

                                      INDEX

                                                                            Page
                                                                            ----

Independent Auditors' Report ............................................... F-2

Financial Statements:

Balance Sheets as of December 31, 1998 and 1997 ............................ F-3

Statements of Income for the Years Ended
     December 31, 1998 and 1997 ............................................ F-4

Statements of Partners' Capital for the Years Ended
     December 31, 1998 and 1997 ............................................ F-5

Statements of Cash Flows for the Years Ended
     December 31, 1998 and 1997 ............................................ F-6

Notes to Financial Statements .............................................. F-7

                          Independent Auditors' Report



To the Partners
Winthrop Partners 80 Limited Partnership


We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1998 and 1997, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                    Certified Public Accountants


New York, New York
January 14, 1999, except for Note 8 which is dated March 1, 1999.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP


                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)


                                                                                                      DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                              1998                    1997
                                                                                      ---------------------   ---------------------

ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $506 (1998) and $667 (1997)                                                     $              4,456    $              2,474
Accounted for under the operating method, at cost,
      net of accumulated depreciation of $85 and held for sale                                          39                       -
Accounted for under the financing method                                                             1,975                   4,292
                                                                                      ---------------------   ---------------------

                                                                                                     6,470                   6,766

Other Assets:

Cash and cash equivalents                                                                            1,761                   1,541
Other assets                                                                                            69                      15
                                                                                      ---------------------   ---------------------

           Total Assets                                                               $              8,300    $              8,322
                                                                                      =====================   =====================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                                  $               146     $                63
Distributions payable to partners                                                                      310                     152
                                                                                      ---------------------   ---------------------

           Total Liabilities                                                                           456                     215
                                                                                      ---------------------   ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                                                      8,254                   8,610
General Partners' Deficit                                                                             (410)                   (503)
                                                                                      ---------------------   ---------------------

           Total Partners' Capital                                                                   7,844                   8,107
                                                                                      ---------------------   ---------------------

           Total Liabilities and Partners' Capital                                     $             8,300     $             8,322
                                                                                      =====================   =====================


                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)


                                                                                         YEARS ENDED DECEMBER 31,
                                                                               ---------------------------------------------

                                                                                       1998                    1997
                                                                               ---------------------   ---------------------

Income:
Rental income from real estate leases accounted
     for under the operating method                                            $                660    $                568
Interest on short-term investments                                                               89                      60
Interest income on real estate leases accounted
     for under the financing method                                                             397                     556
Gain on sale of property                                                                        131                      46
Other income                                                                                    200                      62
                                                                               ---------------------   ---------------------

         Total income                                                                         1,477                   1,292
                                                                               ---------------------   ---------------------

Expenses:
Depreciation and amortization                                                                    63                      43
Management fees                                                                                  21                      22
General and administrative                                                                      116                     110
                                                                               ---------------------   ---------------------

         Total expenses                                                                         200                     175
                                                                               ---------------------   ---------------------

Net income                                                                     $              1,277    $              1,117
                                                                               =====================   =====================

Net income allocated to general partners                                       $                 93    $                 86
                                                                               =====================   =====================

Net income allocated to limited partners                                       $              1,184    $              1,031
                                                                               =====================   =====================

Net income per Unit of Limited Partnership Interest                            $              25.94    $              22.59
                                                                               =====================   =====================

Distributions per Unit of Limited Partnership Interest                         $              33.74    $              15.23
                                                                               =====================   =====================


                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                        (In Thousands, Except Unit Data)


                                                  Units of
                                                   Limited            General              Limited
                                                 Partnership         Partners'            Partners'               Total
                                                  Interest            Deficit              Capital               Capital
                                              ------------------ -------------------  -------------------  --------------------

Balance - January 1, 1997                                45,646  $             (589)  $            8,274   $             7,685

   Distributions                                                                  -                 (695)                 (695)
   Net income                                                                    86                1,031                 1,117
                                              ------------------ -------------------  -------------------  --------------------

Balance - December 31, 1997                              45,646                (503)               8,610                 8,107

   Distributions                                                                  -               (1,540)               (1,540)
   Net income                                                                    93                1,184                 1,277
                                              ------------------ -------------------  -------------------  --------------------

Balance - December 31, 1998                              45,646  $             (410)  $            8,254   $             7,844
                                              ================== ===================  ===================  ====================


                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                                YEARS ENDED DECEMBER 31,
                                                                                      ---------------------------------------------
                                                                                                1998                   1997
                                                                                      ---------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                            $              1,277    $              1,117
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                                      59                      40
      Amortization                                                                                       4                       3
      Gain on sale of property                                                                        (131)                    (46)

Changes in assets and liabilities:
      Increase in other assets                                                                         (58)                     (7)
      (Decrease) increase in accounts payable and
           accrued expenses                                                                              3                     (55)
                                                                                      ---------------------   ---------------------

      Net cash provided by operating activities                                                      1,154                   1,052
                                                                                      ---------------------   ---------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                                    334                     381
      Proceeds from sale of property                                                                   194                      80
      Additions to real estate                                                                         (80)                      -
                                                                                      ---------------------   ---------------------

      Net cash provided by investing activities                                                        448                     461
                                                                                      ---------------------   ---------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash distributions                                                                            (1,382)                   (876)
                                                                                      ---------------------   ---------------------

      Cash used in financing activities                                                             (1,382)                   (876)
                                                                                      ---------------------   ---------------------

Net increase in cash and cash equivalents                                                              220                     637

Cash and Cash Equivalents, Beginning of Year                                                         1,541                     904
                                                                                      ---------------------   ---------------------

Cash and Cash Equivalents, End of Year                                                $              1,761    $              1,541
                                                                                      =====================   =====================

Supplemental Disclosure of Non-Cash Financing and Investing
      Activities -

Distributions declared not paid as of December 31                                     $                310     $               152
                                                                                      =====================   =====================

Additions to real estate                                                              $                 80     $                 -
                                                                                      =====================   =====================


                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Partners 80 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases eight properties, two of which are located in Texas, two in Ohio and the other four in various locations throughout the United States. With the exception of three properties, which are vacant, all are leased to single tenants under net lease agreements.

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

     Percentage Rent

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded on a cash basis. For the years ended December 31, 1998 and 1997, the Partnership received percentage rent totaling approximately $78,000 and $69,000, respectively.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Real Estate

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

     Deferred Costs

     Deferred leasing costs are amortized on a straight-line basis over the life of the respective lease. At December 31, 1998, accumulated amortization totaled $4,000. At December 31, 1997, deferred leasing costs of $19,000 were fully amortized and written off. Deferred leasing costs are included in other assets.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

     Distributions to Partners

     The Partnership's distributions (paid or accrued) aggregated $1,540,000 ($33.74 per Unit) and $695,000 ($15.23 per Unit) to its limited partners for the years ended December 31, 1998 and 1997, respectively. The cash distribution due partners for the three months ended December 31, 1998 and 1997 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Income Per Limited Partnership Unit

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

     Segment Reporting

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has one reportable segment, net leased commercial real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

2.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by it. For the years ended December 31, 1998 and 1997, Winthrop Management earned $21,000 and $22,000, respectively, for managing the properties of the Partnership.

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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (continued)

2.   TRANSACTIONS WITH RELATED PARTIES (continued)

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                  December 31,
                           --------------------------
                              1998            1997
                           -----------    -----------

Land                       $ 2,281,000    $ 1,933,000
Commercial buildings         2,681,000      1,208,000
Accumulated depreciation      (506,000)      (667,000)
                           -----------    -----------
                           $ 4,456,000    $ 2,474,000
                           ===========    ===========


     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

           1999..................................... $    642,000
           2000.....................................      506,000
           2001.....................................      282,000
           2002.....................................      271,000
           2003.....................................      281,000
           Thereafter...............................    1,254,000
                                                     ------------
                                                     $  3,236,000
                                                     ============

     During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires May 2008, with two renewal options of five years each. The previous tenant's lease (Wal-Mart) was to expire in December 2000, however, on January 30, 1998, the Partnership signed a lease termination agreement with the previous tenant whereby they would make certain improvements to the property, pay rent through June 1, 1998 and pay a termination fee in the amount of $200,000. The new lease with Hobby Lobby provides for a higher rental rate. The termination fee is included in other income.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (continued)

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method is summarized as follows:

                                            December 31,
                                    --------------------------
                                        1998           1997
                                    -----------    -----------

Minimum lease payments receivable   $   699,000    $ 2,653,000
Unguaranteed residual value           1,495,000      2,918,000
                                    -----------    -----------
                                      2,194,000      5,571,000
Less:  Unearned income                 (219,000)    (1,279,000)
                                    -----------    -----------
                                    $ 1,975,000    $ 4,292,000
                                    ===========    ===========


     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing leases:

               1999......................................  $  359,000
               2000......................................     314,000
               2001......................................      26,000
                                                           ----------

               Total.....................................  $  699,000
                                                           ==========

     In accordance with its lease agreement, the tenant at the Partnership's Bowling Green property has discontinued rent payments (see Note 8).

5.   SIGNIFICANT TENANTS

     For the year ended December 31, 1998, approximately 98% of revenue from rental operations was from six tenants. For the year ended December 31, 1997, six tenants comprised approximately 96% of the Partnership's rental revenue. The Partnership's Bowling Green, Kentucky property (see Note 8) comprised approximately 26% and 25%, of revenue from rental operations in 1998 and 1997, respectively. Approximately 18% and 20% of revenue from rental operations was from the Partnership's Victoria, Texas property during 1998 and 1997, respectively (see Note 3).

6.   SALE OF PROPERTY

     On March 6, 1998, the Partnership sold its property located in Royal Oak, Michigan to an unaffiliated third party for $194,000 (net of closing costs of $6,000), resulting in a gain of $131,000. In August 1997, the Partnership sold its Creston, Ohio property for $80,000 (net of closing costs of $5,000), resulting in a gain of $46,000.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997
                                   (continued)

7.   TAXABLE INCOME

     The Partnership's taxable income for 1998 and 1997 differs from net income for financial reporting purposes, as follows:

                                                                                               1998                      1997
                                                                                        -------------------        ----------------

     Net income for financial reporting purposes                                        $        1,277,000         $     1,117,000
              Plus:        Minimum lease payments received, net of interest
                           income earned, on leases accounted for under the
                           financing method                                                        334,000                 381,000
              Minus:       Depreciation on leases accounted for under the
                           financing method and tax depreciation adjustment                       (121,000)               (142,000)
                           Gain on sale of property                                                (18,000)                (35,000)
                                                                                        -------------------        ----------------
     Taxable income                                                                     $        1,472,000         $     1,321,000
                                                                                        ==================         ===============

     Taxable income per Unit of Limited Partnership Interest                            $            29.85         $         26.65
                                                                                        ==================         ===============


8.   CONTINGENCY

     The lease with respect to the Partnership's Bowling Green Kentucky property, was scheduled to expire in December 2000, and represents 26% of the Partnership's 1998 rental income. As a result of a hailstorm causing significant damage to this property in April 1998, Wal-Mart Stores, Inc., which had previously vacated the property, exercised its right under the terms of the lease and has discontinued paying rent effective March 1, 1999. The Partnership expects to receive insurance proceeds in excess of the residual value of this property. The Managing General Partner has engaged a broker to sell or re-lease the property.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1998 or 1997 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of February 1, 1999, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                      Has Served as
                            Position Held with the     a Director or
Name                       Managing General Partner   Officer Since
----                       ------------------------   --------------

Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Thomas C. Staples          Chief Financial Officer         1-99

Peter Braverman            Executive Vice President        1-96
                           and Director

Carolyn Tiffany            Chief Operating Officer         10-95
                           and Clerk

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was

President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 1999. Under the Amended and Restated Agreement of Limited Partnership of the Partnership dated as of June 5, 1980 (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

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

         (b)      Security ownership of management.

         None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at February 1, 1999. However, a wholly-owned subsidiary of WFA owns 210 Units and WFA owns 12 units, which, in the aggregate, represents less than one percent of the outstanding units.

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

         Winthrop Management is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For each of the years ended December 31, 1998 and 1997, Winthrop Management earned approximately $21,000 and $22,000, respectively, for managing the real properties of the Partnership.

         The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the years ended December 31, 1998 and 1997, the Partnership did not pay or accrue any distributions from Cash Available for Distribution to the General Partners.

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

                                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                    By:   ONE WINTHROP PROPERTIES, INC.,
                                          Managing General Partner

                                          By: /s/ Michael Ashner
                                              ---------------------------
                                              Michael Ashner
                                              Chief Executive Officer

                                              Date:  March 26, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name        Title                    Date
--------------        -----                    ----

/s/ Michael Ashner    Chief Executive          March 26, 1999
------------------    Officer and Director
Michael Ashner


/s/ Thomas Staples    Chief Financial Officer  March 26, 1999
------------------
Thomas Staples

                                INDEX TO EXHIBITS

Exhibit                                                               Page
-------                                                               ----

  3         Amended and Restated Agreement of Limited Partnership      (1)
            of Winthrop Partners 80 dated as of June 5, 1980

  4         See Exhibit (3).

 10(a)      Property Management Agreement between Winthrop             (1)
            Partners 80 and WP Management Co., Inc. dated
            February 12, 1980

 10(b)      Documents relating to Dairymart, formerly The Lawson       (2)
            Company ("Dairymart"), property in Bolivar, Ohio

 10(c)      Documents relating to the Dairymart property in            (2)
            Creston, Ohio

 10(d)      Documents relating to the Dairymart property in            (2)
            Berkley, Michigan

 10(e)      Documents relating to the Motorola, formerly               (3)
            Duckwall-Alco Stores, Inc., property in
            Mt. Pleasant, Iowa

            Release Agreement and Assumption and Assignment of         (4)
            Lease, dated September 29, 1989

            First Amendment to Sublease, dated March 31, 1990.         (4)

            Second Amendment to Sublease, dated April 9, 1991.         (4)

 10(f)      Documents relating to the Duckwall-Alco Stores, Inc.       (3)
            property in Nebraska City, Nebraska

            Assumption and Amendment to Lease, dated September         (4)
            11, 1989

10(g)       Documents relating to the Wal-Mart Stores, Inc.            (3)
            ("Wal-Mart") property in Bowling Green, Kentucky

10(h)       Documents relating to the Wal-Mart property in             (3)
            Victoria, Texas

10(i)       First Amendment to Lease, date October 7, 1994,            (5)
            between Winthrop Partners 80 Limited Partnership and Wal-Mart Stores, Inc.

16.         Letter from Arthur Andersen LLP dated September            (6)
            19, 1996.

27.         Financial Data Schedule                                    34

99.         Supplementary Information required pursuant to             36
            Section 9.4 of the Partnership Agreement

----------

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