Form 10QSB
period 1999-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1999-05-14
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Massachusetts                                04-2693546
---------------------------------------    -------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

 Five Cambridge Center, Boston, MA                       02142-1493
---------------------------------------    -------------------------------------
(Address of principal executive office)                  (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X       No
                                        ------         ------

                                     1 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                      March 31,               December 31,
                                                                         1999                     1998
                                                                   --------------           ----------------

Assets
------

Real Estate:
Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $527 (1999) and $506 (1998)                                  $        3,979           $          4,456
Accounted for under the operating method, at cost,
      net of accumulated depreciation of $85 and held for sale              1,124                         39
Accounted for under the financing method                                    1,294                      1,975
                                                                   --------------           ----------------
                                                                            6,397                      6,470
Other Assets:

Cash and cash equivalents                                                   1,668                      1,761
Other assets                                                                   57                         69
                                                                   --------------           ----------------
         Total Assets                                              $        8,122           $          8,300
                                                                   ==============           ================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                              $           87           $            146
Distributions payable to partners                                               -                        310
                                                                   --------------           ----------------
         Total Liabilities                                                     87                        456
                                                                   --------------           ----------------

Partners' Capital:

Limited Partners -

      Units of Limited Partnership Interest,
      $500 stated value per Unit; authorized - 50,010
      Units; issued and outstanding - 45,646 Units                          8,430                      8,254
General Partners' Deficit                                                    (395)                      (410)
                                                                   --------------           ----------------
         Total Partners' Capital                                            8,035                      7,844
                                                                   --------------           ----------------
         Total Liabilities and Partners' Capital                   $        8,122           $          8,300
                                                                   ==============           ================


                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                                                      For The Three Months Ended
                                                                                      March 31,        March 31,
                                                                                        1999             1998

Income:

Rental income from real estate leases accounted
      for under the operating method                                                 $         178    $        126
Interest on short-term investments                                                              18              22
Interest income on real estate leases accounted
      for under the financing method                                                            59             133
Gain on sale of property                                                                         -             131
Other income                                                                                     -             200
                                                                                     -------------    ------------
         Total income                                                                          255             612
                                                                                     -------------    ------------
Expenses:

Depreciation and amortization                                                                   23              10
Management fees                                                                                  5               5
Operating expenses                                                                              11               1
General and administrative                                                                      25              29
                                                                                     -------------    ------------
         Total expenses                                                                         64              45
                                                                                     -------------    ------------
Net income                                                                           $         191    $        567
                                                                                     =============    ============
Net income allocated to general partners                                             $          15    $         36
                                                                                     =============    ============
Net income allocated to limited partners                                             $         176    $        531
                                                                                     =============    ============
Net income per Unit of Limited Partnership Interest                                  $        3.86    $      11.63
                                                                                     =============    ============
Distributions per Unit of Limited Partnership Interest                               $           -    $      14.11
                                                                                     =============    ============





                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                     Units of
                                      Limited             General              Limited
                                    Partnership          Partners'            Partners'              Total
                                     Interest             Deficit              Capital              Capital

                                 ------------------  -------------------  ------------------   -------------------

Balance - January 1, 1999                   45,646   $             (410)  $           8,254    $            7,844

    Net income                                                       15                 176                   191
                                 ------------------  -------------------  ------------------   -------------------

Balance - March 31, 1999                    45,646   $             (395)  $           8,430    $            8,035
                                 ==================  ===================  ==================   ===================













                                    4 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                       For The Three Months Ended
                                                                                       March 31,        March 31,
                                                                                         1999             1998
                                                                                     -------------    ------------
Cash Flows From Operating Activities:

Net income                                                                           $         191    $        567
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                              22              10
      Amortization                                                                               1               -
      Gain on sale of property                                                                   -            (131)

Changes in assets and liabilities:

      Decrease (increase) in other assets                                                       11             (53)
      Increase in accounts payable and
         accrued expenses                                                                       21              36
                                                                                     -------------    ------------
Net cash provided by operating activities:                                                     246             429
                                                                                     -------------    ------------
Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                             65             101
      Net proceeds from sale of property                                                         -             194
      Additions to real estate                                                                 (94)              -
                                                                                     -------------    ------------
      Net cash (used in) provided by investing activities                                      (29)            295
                                                                                     -------------    ------------
Cash Flows From Financing Activities:

      Cash distributions                                                                      (310)           (152)
                                                                                     -------------    ------------
      Cash used in financing activities                                                       (310)           (152)
                                                                                     -------------    ------------
Net (decrease) increase in cash and cash equivalents                                           (93)            572

Cash and cash equivalents, beginning of period                                               1,761           1,541
                                                                                     -------------    ------------
Cash and cash equivalents, end of period                                             $       1,668    $      2,113
                                                                                     =============    ============

Supplemental Disclosure of Non-cash Financing
---------------------------------------------
      Activities -
      ------------

Distributions declared not paid as of March 31                                       $           -    $        644
----------------------------------------------                                       =============    ============


                                            See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

1.   General

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.   Related Party Transactions

     Management fees earned by an affiliate of the Managing General Partner, totaled $5,000 during each of the three months ended March 31, 1999 and 1998.

3.   Contingency

     The lease with respect to the Partnership's Bowling Green Kentucky property was scheduled to expire in December 2000, and represents 26% of the Partnership's 1998 rental income. As a result of a hailstorm causing significant damage to this property in April 1998, Wal-Mart Stores, Inc., which had previously vacated the property, exercised its right under the terms of the lease and has discontinued paying rent effective March 1, 1999. The Partnership expects to receive insurance proceeds in excess of the residual value of this property. The Partnership is currently marketing this property for sale and has classified this property as held for sale, therefore no depreciation is being recorded.

4.   Reclassification

     Certain reclassifications have been made to the 1998 balances to conform to the 1999 presentation.

                                     6 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

Item 6.  Management's Discussion and Analysis or Plan of Operation
         ---------------------------------------------------------

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

         Liquidity and Capital Resources
         -------------------------------

         Each of the Partnership's remaining eight properties (except Ashtabula, Ohio; Bolivar, Ohio; and Bowling Green, Kentucky, which are currently vacant) is leased to a single tenant pursuant to net leases with remaining lease terms, subject to extensions, ranging between six months and nine years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property where the tenant is responsible only for its proportionate share of expenses other than capital improvements). Four of the Partnership's properties, representing approximately 67% of minimum rental receipts anticipated during 1999, have leases which expire between November 30, 1999 and January 1, 2001. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

         The Partnership's Bowling Green, Kentucky property which was leased to Wal-Mart Stores is currently vacant. In April 1998 a hailstorm caused significant damage to this property. As a result, Wal-Mart exercised its right under the terms of the lease and has discontinued paying rent effective March 1, 1999. The Partnership expects to receive insurance proceeds in excess of the residual value of the property. The Partnership is currently marketing this property for sale.

         The level of liquidity based on cash and cash equivalents experienced a $93,000 decrease at March 31, 1999, as compared to December 31, 1998. The Partnership's $246,000 of cash provided by operating activities, $65,000 of lease payments received under financing leases (net of interest income) (investing activities) were significantly offset by $310,000 of cash used for partner distributions (financing activities) and $94,000 of real estate improvements (investing activities). At March 31, 1999, the Partnership had $1,668,000 in cash reserves which has been invested primarily in money market mutual funds.

                                     7 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)
         ---------------------------------------------------------------------

         Liquidity and Capital Resources (continued)
         -------------------------------------------

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant properties and a portion of expenses for the Victoria, Texas property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the three months ended March 31, 1999, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of March 31, 1999 there were no distributions paid or accrued to the partners due to improvements made to Victoria, Texas property.

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

         Results of Operations
         ---------------------

         Net income decreased by $376,000 for three months ended March 31, 1999, as compared to 1998, due to a decrease in revenues of $357,000 and an increase in expenses of $19,000.

         Revenues decreased primarily due to the $131,000 gain on sale of the Royal Oak, Michigan property during 1998 and a $200,000 termination fee received in 1998 from Wal-Mart Stores for the Partnership's Victoria, Texas property. With respect to the remaining properties, rental income from real estate leases increased by approximately $56,000 and interest income on real estate leases declined by $74,000 primarily due to the Victoria, Texas property being converted to an operating lease. Interest income decreased by approximately $4,000.

         Expenses increased primarily due to a $12,000 increase in depreciation expense as a result of reclassifying the new lease at the Victoria, Texas property as an operating lease from a financing lease. Operating expenses increased by approximately $10,000, due to expenses paid for the vacant properties, as well as, a portion of the Victoria, Texas property.

                                     8 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)
         ---------------------------------------------------------------------

         Year 2000
         ---------

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Partnership. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

         Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Partnership has to date not borne, nor is it expected that the Partnership will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

                                     9 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             27. Financial Data Schedule

             99. Supplementary Information Required Pursuant to Section 9.4 of
                 the Partnership Agreement.

         (b) Reports of Form 8-K:

             No reports on Form 8-K were filed during the three months ended March 31, 1999.

                                    10 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

                                   SIGNATURES
                                   ----------

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

                               BY:         ONE WINTHROP PROPERTIES, INC.

                                           Managing General Partner

                                      BY:  /s/ Michael L. Ashner
                                           ------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director

                                      BY:  /s/ Thomas Staples
                                           ------------------------------------
                                           Thomas Staples
                                           Chief Financial Officer

                                      Dated:   May 13, 1999

                                    11 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

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




































                                    12 of 13

                                                                      Exhibit 99
                                                                      ----------

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                           FORM 10-QSB MARCH 31, 1999
                           --------------------------

Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement

1. Statement of Cash Available for Distribution for the three months ended March 31, 1999:

     Net income                                              $         191,000
     Add:  Depreciation and amortization charged to
           income not affecting cash available for
           distribution                                                 23,000
           Minimum lease payments received, net of
           interest income earned, on leases accounted
           for under the financing method                               65,000

     Less: Reserves for improvements and leasing costs                (279,000)
                                                             ------------------

           Cash Available for Distribution                    $              -
                                                             ==================
           Distributions allocated to General Partners        $              -
                                                             ==================
           Distributions allocated to Limited Partners        $              -
                                                             ==================


2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 1999:

Entity Receiving                             Form of
  Compensation                             Compensation                            Amount
-------------------------    --------------------------------------------    -----------------
Winthrop

Management LLC               Property Management Fees                        $          5,000

General Partners             Interest in Cash Available for Distribution     $              -

WFC Realty Co., Inc.
(Initial Limited Partner)    Interest in Cash Available for Distribution     $              -













                                    13 of 13