Form 10QSB
period 1999-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1999-08-13
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
        (Exact name of small business issuer as specified in its charter)

            Massachusetts                                04-2693546
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

      Five Cambridge Center, Boston, MA                02142-1493
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



                                     1 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                                    June 30,               December 31,
                                                                                      1999                     1998
                                                                              ---------------------    ---------------------

Assets

Real Estate:

Accounted for under the operating method,
   at cost, net of accumulated depreciation of
   $549 (1999) and $506 (1998)                                                $              3,957     $              4,456
Accounted for under the operating method, at cost,
   net of accumulated depreciation of $85 and held for sale                                     39                       39
Accounted for under the financing method                                                     1,243                    1,975
                                                                              ---------------------    ---------------------

                                                                                             5,239                    6,470

Other Assets:

Cash and cash equivalents                                                                    3,523                    1,761
Other assets                                                                                    70                       69
                                                                              ---------------------    ---------------------

         Total Assets                                                         $              8,832     $              8,300
                                                                              =====================    =====================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                         $                 82     $                146
Distributions payable to partners                                                              255                      310
                                                                              ---------------------    ---------------------

         Total Liabilities                                                                     337                      456
                                                                              ---------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                                              8,870                    8,254
General Partners' Deficit                                                                     (375)                    (410)
                                                                              ---------------------    ---------------------

         Total Partners' Capital                                                             8,495                    7,844
                                                                              ---------------------    ---------------------

         Total Liabilities and Partners' Capital                              $              8,832     $              8,300
                                                                              =====================    =====================

                       See notes to financial statements.

                                     2 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                        For The Three Months Ended              For The Six Months Ended
                                                       June 30,            June 30,           June 30,           June 30,
                                                         1999                1998               1999               1998
                                                  ------------------- ------------------- ------------------ ------------------
Income:

Rental income from real estate leases
   accounted for under the operating method       $              216  $              194  $             394  $             320
Interest on short-term investments                                21                  24                 39                 46
Interest income on real estate leases
   accounted for under the financing method                       27                 113                 86                246
Gain on sale of property                                         527                   -                527                134
Other income                                                       2                   -                  2                200
                                                  ------------------- ------------------- ------------------ ------------------

          Total income                                           793                 331              1,048                946
                                                  ------------------- ------------------- ------------------ ------------------

Expenses:

Depreciation and amortization                                     23                  13                 46                 23
Management fees                                                    3                   6                  8                 11
Operating expenses                                                24                   1                 35                  2
General and administrative                                        28                  23                 53                 52
                                                  ------------------- ------------------- ------------------ ------------------

          Total expenses                                          78                  43                142                 88
                                                  ------------------- ------------------- ------------------ ------------------

Net income                                        $              715  $              288  $             906  $             858
                                                  =================== =================== ================== ==================

Net income allocated to general partners          $               20  $               23  $              35  $              59
                                                  =================== =================== ================== ==================

Net income allocated to limited partners          $              695  $              265  $             871  $             799
                                                  =================== =================== ================== ==================

Net income per Unit of Limited Partnership
   Interest                                       $            15.22  $             5.80  $           19.08  $           17.50
                                                  =================== =================== ================== ==================

Distributions per Unit of Limited Partnership
   Interest                                       $             5.59  $             6.44  $            5.59  $           20.55
                                                  =================== =================== ================== ==================




                       See notes to financial statements.

                                     3 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                     Units of
                                      Limited             Limited              General
                                    Partnership          Partners'            Partners'              Total
                                     Interest             Capital              Deficit              Capital
                                 ------------------  -------------------  ------------------   -------------------

Balance - January 1, 1999                   45,646   $            8,254   $            (410)   $            7,844

    Distribution                                                   (255)                  -                  (255)

    Net income                                                      871                  35                   906
                                 ------------------  -------------------  ------------------   -------------------

Balance - June 30, 1999                     45,646   $            8,870   $            (375)   $            8,495
                                 ==================  ===================  ==================   ===================




                       See notes to financial statements.

                                     4 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                        For The Six Months Ended
                                                                                    June 30,                 June 30,
                                                                                      1999                     1998
                                                                              ---------------------    ---------------------

Cash Flows From Operating Activities:

Net income                                                                    $                906     $                858
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                              43                       22
      Amortization                                                                               3                        1
      Gain on sale of property                                                                (527)                    (134)

Changes in assets and liabilities:
      (Increase) in other assets                                                                (4)                     (41)
      Increase (decrease) in accounts payable and
         accrued expenses                                                                       16                       (4)
                                                                              ---------------------    ---------------------

Net cash provided by operating activities:                                                     437                      702
                                                                              ---------------------    ---------------------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                            116                      193
      Net proceeds from sale of property                                                     1,765                      197
      Additions to real estate                                                                (246)                       -
                                                                              ---------------------    ---------------------

      Net cash provided by investing activities                                              1,635                      390
                                                                              ---------------------    ---------------------

Cash Flows From Financing Activities:

      Cash distributions                                                                      (310)                    (796)
                                                                              ---------------------    ---------------------

      Cash used in financing activities                                                       (310)                    (796)
                                                                              ---------------------    ---------------------

Net increase in cash and cash equivalents                                                    1,762                      296

Cash and cash equivalents, beginning of period                                               1,761                    1,541
                                                                              ---------------------    ---------------------

Cash and cash equivalents, end of period                                      $              3,523     $              1,837
                                                                              =====================    =====================

Supplemental Disclosure of Non-cash Financing
   Activities -

Accrued Distributions to Partners                                             $                255     $                294
                                                                              =====================    =====================


                       See notes to financial statements.

                                     5 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

                          NOTES TO FINANCIAL STATEMENTS


1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Note 3. Certain amounts have been reclassified to conform to June 30, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

         The results of operations for the six months ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Management fees earned by an affiliate of the Managing General Partner, totaled $8,000 and $11,000 during the six months ended June 30, 1999 and 1998, respectively.

3.       Sale of Property

         The Partnership's Bowling Green, Kentucky property was sold on June 16, 1999 for $1,765,000 (net of closing costs of $135,000). Since the carrying value of the property was approximately $1,238,000, the Partnership realized a gain of approximately $527,000. The Partnership is negotiating with Wal-Mart for the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998. Insurance proceeds are expected to be approximately $750,000.

4.       Subsequent Event

         The Partnership's Ashtabula, Ohio property was sold on July 23, 1999 for approximately $31,000 (net of approximately $9,000 in closing costs). Since the carrying value of the property was written down to zero, the Partnership will realize a gain of approximately $31,000 during the third quarter of 1999.



                                     6 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)

5.       Pro Forma Financial Information

         The following pro forma statements of income for the six months ended June 30, 1999 and 1998, gives effect to the sales of the Bowling Green, Kentucky; Ashtabula, Ohio; and Royal Oak, Michigan properties. The adjustments to the pro forma statements of income assumes the transactions were consummated at the beginning of the period presented. The Bowling Green property was sold on June 16, 1999, the Ashtabula Property was sold on July 23, 1999 and the Royal Oak, Michigan property was sold on March 6, 1998. The Ashtabula property had been vacant since 1995.

         These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect, as of, and for the period presented or what may be achieved in the future.




                                     7 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

                                   (Continued)


Pro Forma Statement of Income  (Unaudited)


For the Six Months Ended June 30, 1999
(In thousands, except unit data)                                                       Pro Form
                                                               Historical            Adjustments            Pro Forma
                                                           -------------------    -------------------   -------------------

Income:

Rental income from real estate leases accounted
      for under the operating method                       $              394     $              (15)   $              379
Interest on short-term investments                                         39                      -                    39
Interest income on real estate leases accounted
      for under the financing method                                       86                    (29)                   57
Gain on sale of property                                                  527                   (527)                    -
Other income                                                                2                      -                     2
                                                           -------------------    -------------------   -------------------

         Total income                                                   1,048                   (571)                  477
                                                           -------------------    -------------------   -------------------

Expenses:

Depreciation and amortization                                              46                      -                    46
Management fees                                                             8                      -                     8
Operating expenses                                                         35                    (25)                   10
General and administrative                                                 53                     (4)                   49
                                                           -------------------    -------------------   -------------------

         Total expenses                                                   142                    (29)                  113
                                                           -------------------    -------------------   -------------------

Net income                                                 $              906     $             (542)   $              364
                                                           ===================    ===================   ===================

Net income allocated to general partners                   $               35     $               (6)   $               29
                                                           ===================    ===================   ===================

Net income allocated to limited partners                   $              871     $             (536)   $              335
                                                           ===================    ===================   ===================

Net income per unit of limited partnership interest        $            19.08     $           (11.74)   $             7.34
                                                           ===================    ===================   ===================



                                     8 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


Pro Forma Statement of Income  (Unaudited)


For the Six Months Ended June 30, 1998
(In thousands, except unit data)                                                        Pro Form
                                                                Historical            Adjustments            Pro Forma
                                                            -------------------    -------------------   -------------------

Income:

Rental income from real estate leases accounted
      for under the operating method                        $              320     $              (63)   $              257
Interest on short-term investments                                          46                      -                    46
Interest income on real estate leases accounted
      for under the financing method                                       246                    (92)                  154
Gain on sale of property                                                   134                   (134)                    -
Other income                                                               200                      -                   200
                                                            -------------------    -------------------   -------------------

         Total income                                                      946                   (289)                  657
                                                            -------------------    -------------------   -------------------

Expenses:

Depreciation and amortization                                               23                      -                    23
Management fees                                                             11                     (3)                    8
Operating expenses                                                           2                     (2)                    -
General and administrative                                                  52                      -                    52
                                                            -------------------    -------------------   -------------------

         Total expenses                                                     88                     (5)                   83
                                                            -------------------    -------------------   -------------------

Net income                                                  $              858     $             (284)   $              574
                                                            ===================    ===================   ===================

Net income allocated to general partners                    $               59     $              (13)   $               46
                                                            ===================    ===================   ===================

Net income allocated to limited partners                    $              799     $             (271)   $              528
                                                            ===================    ===================   ===================

Net income per unit of limited partnership interest         $            17.50     $            (5.93)   $            11.57
                                                            ===================    ===================   ===================



                                     9 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


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

         Liquidity and Capital Resources

         Each of the Partnership's remaining six properties (except Bolivar, Ohio, which is currently vacant) is leased to a single tenant pursuant to net leases with remaining lease terms, subject to extensions, ranging between three months and nine years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property where the tenant is responsible only for its proportionate share of expenses other than capital improvements). Four of the Partnership's properties, representing approximately 67% of minimum rental receipts anticipated during 1999, have leases which expire between November 30, 1999 and January 1, 2001. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

         The Partnership's Bowling Green, Kentucky property, which was leased to Wal-Mart stores, was sold on June 16, 1999 for $1,765,000 (net of closing costs of $135,000). Since the carrying value of the property was approximately $1,238,000, the Partnership realized a gain of approximately $527,000. The Partnership is currently negotiating with Wal-Mart the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998. Insurance proceeds are expected to be between $500,000 and $1,000,000. Any insurance proceeds actually received will be recorded as income when received. The Partnership's Ashtabula, Ohio property was sold on July 23, 1999 for approximately $31,000 (net of approximately $9,000 in closing costs).

         The level of liquidity based on cash and cash equivalents experienced a $1,762,000 increase at June 30, 1999 as compared to December 31, 1998. The increase was due to $1,635,000 provided by investing activities and $437,000 provided by operating activities, which was partially offset by $310,000 of cash used for partner distributions. The investing activities consisted of net sale proceeds of $1,765,000 and minimum lease payments (net of interest income) of $116,000 which was partially offset by real estate improvements of $246,000. At June 30, 1999, the Partnership had $3,523,000 in cash reserves which has been invested primarily in money market mutual funds.


                                    10 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

         Liquidity and Capital Resources (continued)

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant properties and a portion of expenses for the Victoria, Texas property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the six months ended June 30, 1999, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of June 30, 1999, Partnership distributions (paid or accrued) aggregated $255,000 (5.59 per Unit) to its limited partners.

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

         Results of Operations

         Net income increased by $48,000 for six months ended June 30, 1999, as compared to 1998, due to an increase in revenues of $102,000 and an increase in expenses of $54,000.

         Revenues increased due to the $527,000 gain on sale of the Bowling Green, Kentucky property during 1999, as compared to a $134,000 gain on the sale of the Royal Oak, Michigan Property during the six months ended June 30, 1998. With respect to the remaining properties, rental income increased by approximately $122,000 and interest income on real estate leases declined by $97,000 primarily due to the Victoria, Texas property being converted to an operating lease. In addition, other income decreased by $198,000 and interest income decreased by $7,000.

         Depreciation expense increased by $21,000 primarily as a result of reclassifying the new lease at the Victoria, Texas property as an operating lease from a financing lease. Operating expenses increased by approximately $33,000, due to expenses paid for the vacant properties, as well as, a portion of the Victoria, Texas property.


                                    11 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

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

         To date, the Managing General Partner is not aware of any external agent with the Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.


                                    12 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            FORM 10-QSB JUNE 30, 1999

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits

               27.   Financial Data Schedule

               99.   Supplementary Information Required Pursuant to Section
                     9.4 of the Partnership Agreement.

         (b)   Reports of Form 8-K:

               No reports on Form 8-K were filed during the six months ended June 30, 1999.




                                    13 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


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


                             BY:      ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner



                                 BY:  /s/ Michael L. Ashner
                                      ------------------------------------
                                      Michael L. Ashner
                                      Chief Executive Officer and Director


                                 BY: /s/ Thomas Staples
                                      ------------------------------------
                                     Thomas Staples
                                     Chief Financial Officer


                              Dated: August 9, 1999




                                    14 of 16

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 1999


Exhibit Index


         Exhibit                                                     Page No.
         -------                                                     --------

27.      Financial Data Schedule                                         -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                      16


                                    15 of 16