Form 10QSB
period 1999-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 1999-11-10
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

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

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No_____
                                      ---

                                    1 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                               September 30,       December 31,
                                                                  1999                1998
                                                               -------------       ------------

Assets

Real Estate:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $571 (1999) and $506 (1998)                                $ 3,935            $ 4,456
Accounted for under the operating method, at cost,
      net of accumulated depreciation of $85 and held for sale        39                 39
Accounted for under the financing method                           1,191              1,975
                                                                 -------            -------

                                                                   5,165              6,470

Other Assets:

Cash and cash equivalents                                          3,562              1,761
Other assets                                                          63                 69
                                                                 -------            -------

                    Total Assets                                 $ 8,790            $ 8,300
                                                                 =======            =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                            $   110            $   146
Distributions payable to partners                                  1,883                310
                                                                 -------            -------

               Total Liabilities                                   1,993                456
                                                                 -------            -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                    7,158              8,254
General Partners' Deficit                                           (361)              (410)
                                                                 -------            -------

                 Total Partners' Capital                           6,797              7,844
                                                                 -------            -------

              Total Liabilities and Partners' Capital            $ 8,790            $ 8,300
                                                                 =======            =======

                       See notes to financial statements.

                                    2 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                                         For the Three Months Ended      For The Nine Months Ended
                                                                      September 30,     September 30,   September 30,  September 30,
                                                                           1999             1998             1999          1998
                                                                      ------------      -------------   -------------  -------------
Income:

Rental income from real estate leases accounted
      for under the operating method                                    $  159             $  151         $  553         $  474
Interest on short-term investments                                          41                 23             80             69
Interest income on real estate leases accounted
      for under the financing method                                        27                 76            113            322
Gain on sale of property                                                    27                  -            554            131
Other income                                                                 -                  -              2            200
                                                                        ------             ------         ------         ------

         Total income                                                      254                250          1,302          1,196
                                                                        ------             ------         ------         ------

Expenses:

Depreciation and amortization                                               23                 20             69             43
Management fees                                                              4                  5             12             16
Operating expenses                                                           9                  1             44              4
General and administrative                                                  33                 24             86             75
                                                                        ------             ------         ------         ------

         Total expenses                                                     69                 50            211            138
                                                                        ------             ------         ------         ------

Net income                                                              $  185             $  200         $1,091         $1,058
                                                                        ======             ======         ======         ======

Net income allocated to general partners                                $   14             $   16         $   49         $   75
                                                                        ======             ======         ======         ======

Net income allocated to limited partners                                $  171             $  184         $1,042         $  983
                                                                        ======             ======         ======         ======

Net income per Unit of Limited Partnership Interest                     $ 3.75             $ 4.03         $22.83         $21.54
                                                                        ======             ======         ======         ======

Distributions per Unit of Limited Partnership Interest                  $41.25             $ 6.42         $46.84         $26.97
                                                                        ======             ======         ======         ======

                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                                  Units of
                                                   Limited             Limited              General
                                                 Partnership          Partners'            Partners'              Total
                                                  Interest             Capital              Deficit              Capital
                                              ------------------  -------------------  ------------------   -------------------
Balance - January 1, 1999                                45,646   $            8,254   $            (410)   $            7,844

    Distribution                                                              (2,138)                  -                (2,138)

    Net income                                                                 1,042                  49                 1,091
                                              ------------------  -------------------  ------------------   -------------------

Balance - September 30, 1999                             45,646   $            7,158   $            (361)   $            6,797
                                              ==================  ===================  ==================   ===================

                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                               For The Nine Months Ended
                                                                           September 30,        September 30,
                                                                               1999                 1998
                                                                           -------------        -------------
Cash Flows From Operating Activities:

Net income                                                                    $ 1,091             $ 1,058
Adjustments to reconcile net income to net cash provided
  by operating activities:                                                         65                  41
    Depreciation
    Amortization                                                                    4                   2
    Gain on sale of property                                                     (554)               (131)

Changes in assets and liabilities:
    Decrease (increase) in other assets                                             4                 (44)
    Increase in accounts payable and
      accrued expenses                                                             36                   6
                                                                              -------             -------

Net cash provided by operating activities:                                        646                 932
                                                                              -------             -------

Cash Flows From Investing Activities:
    Minimum lease payments received, net of interest income
      earned, on leases accounted for under the financing method                  167                 263
    Net proceeds from sale of properties                                        1,799                 194
    Additions to real estate                                                     (246)                  -
                                                                              -------             -------

    Net cash provided by investing activities                                   1,720                 457
                                                                              -------             -------

Cash Flows From Financing Activities:

    Cash distributions                                                           (565)             (1,090)
                                                                              -------             -------

    Cash used in financing activities                                            (565)             (1,090)
                                                                              -------             -------

Net increase in cash and cash equivalents                                       1,801                 299

Cash and cash equivalents, beginning of period                                  1,761               1,541
                                                                              -------             -------
                                                                              -------             -------

Cash and cash equivalents, end of period                                      $ 3,562             $ 1,840
                                                                              =======             =======
                                                                              =======             =======

Supplemental Disclosure of Non-cash Financing
    Activities -

Accrued expenses on sale of property                                          $     8             $     -
                                                                              =======             =======
Accrued Distributions to Partners                                             $ 1,883             $   293
                                                                              =======             =======

Change in lease classification due to a new tenant in 1998.

                       See notes to financial statements.

                                    5 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

                          NOTES TO FINANCIAL STATEMENTS

1.       General

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1998.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as discussed in Note 3. Certain amounts have been reclassified to conform to September 30, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

         The results of operations for the nine months ended September 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.       Related Party Transactions

         Management fees earned by an affiliate of the Managing General Partner, totaled $12,000 and $16,000 during the nine months ended September 30, 1999 and 1998, respectively.

         During the quarter ended September 30, 1999, an affiliate of the Managing General Partner acquired, pursuant to a tender offer, for a purchase price of $160 per unit, approximately 18.25% of the total limited partnership units of the Partnership (8,328.48 units).

3.       Sale of Properties

         The Partnership's Bowling Green, Kentucky property was sold on June 16, 1999 for $1,757,000 (net of closing costs of $143,000). The Partnership had to spend $152,000 in improvements before the sale. Since the carrying value of the property was $1,237,000, the Partnership realized a gain of $520,000. The Partnership is negotiating with Wal-Mart for the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998. Insurance proceeds are expected to be between $500,000 and $750,000.

         The Partnership's Ashtabula, Ohio property was sold on July 23, 1999 for $34,000 (net of closing costs of $6,000). Since the carrying value of the property was written down to zero, the Partnership realized a gain of $34,000.

4.       Subsequent Event

         The Partnership's Bolivar, Ohio property was sold on October 27, 1999 for approximately $132,000 (net of approximately $16,000 in closing costs). Since the carrying value of the property was $39,000, the Partnership will realize a gain of approximately $93,000 during the fourth quarter of 1999.

                                     6 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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

         Liquidity and Capital Resources

         Each of the Partnership's remaining five properties is leased to a single tenant pursuant to net leases with remaining lease terms, subject to extensions, ranging between one month and approximately nine years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property where the tenant is responsible only for its proportionate share of expenses other than capital improvements). Four of the Partnership's properties, representing approximately 67% of minimum rental receipts anticipated during 1999, have leases which expire between November 30, 1999 and January 1, 2001. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

         The Partnership's Bowling Green, Kentucky property, which was leased to Wal-Mart stores, was sold on June 16, 1999 for $1,757,000 (net of closing costs of $143,000). Since the carrying value of the property was $1,237,000, the Partnership realized a gain of $520,000. The Partnership is currently negotiating with Wal-Mart the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998. Insurance proceeds are expected to be between $500,000 and $750,000. Any insurance proceeds actually received will be recorded as income when received. The Partnership's Ashtabula, Ohio property was sold on July 23, 1999 for $34,000 (net of $6,000 in closing costs). Since the carrying value of the property was written down to zero, the Partnership realized a gain of $34,000. The Partnership's Bolivar, Ohio property was sold on October 27, 1999 for approximately $132,000 (net of approximately $16,000 in closing costs).

         The level of liquidity based on cash and cash equivalents experienced a $1,801,000 increase at September 30, 1999 as compared to December 31, 1998. The increase was due to $1,720,000 provided by investing activities and $646,000 provided by operating activities, which was partially offset by $565,000 of cash used for partner distributions. The investing activities consisted of net sale proceeds of $1,799,000 and minimum lease payments (net of interest income) of $167,000 which was partially offset by real estate improvements of $246,000. At September 30, 1999, the Partnership had $3,562,000 in cash reserves, which has been invested primarily in money market mutual funds.

                                     7 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Item 2.  Management's Discussion and Analysis or Plan of Operation (Continued)

         Liquidity and Capital Resources (continued)

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for a portion of expenses for the Victoria, Texas property and operating expenses such as real estate taxes, insurance and utility expenses associated with the vacant properties and would be responsible for similar expenses if a property was to become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 1999, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of September 30, 1999, Partnership distributions (paid or accrued) aggregated $2,138,000 (46.84 per Unit) to its limited partners.

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. With respect to the Dairymart lease (Bolivar, Ohio), the term of the original lease expired in June 1998 and was extended on a month to month basis. The tenant exercised its right to terminate the lease in December 1998. The property was sold on October 27, 1999. The Motorola lease which expired in November 1998, was extended for another year until November 1999 at the same rental rate. The Partnership expects Motorola to exercise its one year renewal option at the same rental rate.

         The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.

         Results of Operations

         Net income increased by $33,000 for nine months ended September 30, 1999, as compared to 1998, due to an increase in revenues of $106,000, which more than offset an increase in expenses of $73,000.

         Revenues increased due to the $554,000 gain on sales of the Bowling Green, Kentucky property and Ashtabula, Ohio property during 1999, as compared to a $131,000 gain on the sale of the Royal Oak, Michigan property during the nine months ended September 30, 1998. With respect to the remaining properties, rental income increased by approximately $151,000 and interest income on real estate leases declined by $101,000, primarily due to the Victoria, Texas property being converted to an operating lease. In addition, other income decreased by $198,000 and interest income increased by $11,000.

         The increase in expense was attributable to increases in depreciation, amortization and operating expenses. Depreciation and amortization expense increased by $26,000 primarily as a result of reclassifying the new lease at the Victoria, Texas property as an operating lease from a financing lease. Operating expenses increased by approximately $40,000, due to expenses paid for the vacant properties, as well as, a portion of the Victoria, Texas property.

                                     8 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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

                                    9 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the three months ended September 30, 1999.

                                    10 of 13

                               WINTHROP PARTNERS
                             80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 1999

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

                                      BY:  ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner

                                      BY:  /s/ Michael L. Ashner
                                           ------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director

                                      BY:  /s/ Thomas Staples
                                           ------------------------------------
                                           Thomas Staples
                                           Chief Financial Officer

                                      Dated:   November 8, 1999

                                    11 of 13

                                     WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                                          FORM 10-QSB SEPTEMBER 30, 1999

Exhibit Index

         Exhibit                                                       Page No.

27.      Financial Data Schedule                                          -

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                        13

                                    12 of 13