Form 10KSB
period 1999-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2000-03-30
CIK 315275

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                                                                 Commission File
For the year ended December 31, 1999                           No.    0-9684
                   -----------------                               -------------

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Massachusetts                                       04-2693546
---------------------------------                       ------------------------
 (State or other jurisdiction of                         (I.R.S.  Employer
   incorporation or organization)                        Identification No.)

         5 Cambridge Center, Cambridge, Massachusetts              02142
                                       ---------------           ---------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $1,619,000.

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

      In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 1999, net of accounts payable, accrued expenses and distributions payable to partners is approximately $1,210,000 which is invested in money market instruments. Thirteen properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, one in January 1996, one in August 1997, one in March 1998 and three in 1999. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property. See "Acquisitions and Dispositions" below. Many of the properties are located in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. At December 31, 1999, limited partners had received a return of capital equal to $198.40. The general partners' 8% share of sale proceeds would be paid subsequently.

Property Matters

      Wal-Mart, Bowling Green, Kentucky. On June 16, 1999, the Partnership sold its Bowling Green, Kentucky property for $1,757,000 (net of closing costs of $143,000). The Partnership had to spend $152,000 in improvements before the sale. Since the carrying value of the property was $1,237,000, the Partnership realized a gain of $520,000. The Partnership is negotiating with Wal-Mart for the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998. Insurance proceeds are expected to be between $500,000 and $750,000.

      Dairy Mart, Ashtabula, Ohio - The lease with Dairy Mart expired on July 1, 1995. The property, which remained vacant, was sold on July 23, 1999 for $34,000 (net of closing costs of $6,000). Since the carrying value of the property was written down to zero, the Partnership realized a gain of $34,000.

      Dairy Mart, Bolivar, Ohio - The lease with respect to this property expired on December 31, 1998. The property, which remained vacant, was sold on October 27, 1999 for approximately $137,000 (net of approximately $11,000 in closing costs). Since the carrying value of the property was $39,000, the Partnership will realize a gain of approximately $98,000 during the fourth quarter of 1999.

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

      Motorola, Inc., Mt. Pleasant, IA. During the second half of 1996, the Partnership acquired the parcel of land immediately adjacent to this property for $25,000. The lease with Motorola was scheduled to expire November 30, 1999. Motorola, however, elected to extend the lease for an additional one year term at the then current rent. The Managing General Partner believes that the purchase of the adjacent property will have a positive effect on the value of the property.

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

      Toys R Us, Livingston, NJ and Beaumont, TX. The original lease term at both of these properties was scheduled to expire on January 31, 2001. The tenant has exercised its option to renew these lease terms for an additional five year term (January 31, 2006).

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

                                      Total Cost   Original
     Tenant                Date of      of the     Portfolio      Building/
Property/Location          Purchase   Property(1)  Percentage(2)  Land (3)
-----------------          --------   -----------  ------------   -----------

Toys "R" Us, Inc.
 Livingston, NJ            11/19/80     2,127,950     10.7        43,000/5.0
 Beaumont, TX              11/19/80     2,234,050     11.3        43,000/4.5
Motorola, Inc.
 Mt. Pleasant, IA          12/24/80       982,617     5           35,700/3.0
Duckwall-Alco Stores, Inc. 12/24/80       972,007     5           35,700/2.0
 Nebraska City, NE
Hobby-Lobby
 Creative Center
 Victoria, TX              12/30/80     3,121,436    15           96,498/7.8


(1)   Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3)   Building size is in square feet, land size is in acres.

      The Partnership owns the fee interest in each of these properties free of any mortgages. All of the properties are commercial or industrial in nature and are triple net leased to a single tenant. Each of the tenants, other than Hobby-Lobby Creative Center, is a public company or a subsidiary of a public company. The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties other than the Victoria, Texas property, at which the Partnership is responsible for all exterior repairs. In addition, the tenants are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities other than Hobby-Lobby which is required to pay to the Partnership additional rent to cover insurance, real estate taxes, and common area maintenance charges. . The Partnership believes that each of the Properties is adequately covered by insurance.

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

      Tenants with 1999 rental payments, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows: Toys "R" Us, Inc. in Livingston, New Jersey, 25%; Motorola facility in Mt. Pleasant, Iowa, 12%; Duckwall-Akco Store in Nebraska City, Nebraska, 10%; Toys "R" Us, Inc. in Beaumont, Texas, 21%; and Hobby-Lobby Creative Center in Victoria, Texas, 25%.

      The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 1999 annual base rent for the leases at the Partnership's remaining properties:

Tenant                    Business of  Lease          Renewal     1999 Annual
Property/Location         Tenant       Expiration     Option (1)  Base Rent
-----------------         -----------  ----------     ----------  ------------

Toys "R" Us, Inc.         Retail Toy   1-31-2006(4)   4 - 7yr.    $214,000(3)
Livingston, NJ            Store

Toys "R" Us, Inc.         Retail Toy   1-31-2006(4)   4 - 5yr.    $224,700
Beaumont, TX              Store

Motorola, Inc. Mt.        Retail       11-30-2000     1- 1yr.     $132,509
Pleasant, IA              Dept. Store

Duckwall-Alco Stores,     Retail       12-22-2000     -           $109,200(2)
Inc. Nebraska City, NE    Dept. Store

Hobby Lobby Creative      Hobby Store  5-31-2008      2 - 5yr.    $102,883
Center, Victoria, TX

---------------------
(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) Additional percentage rent of $3,542, representing a percentage of store sales was received in 1999.
(3) Additional percentage rent of $56,160, representing a percentage of store sales was received in 1999.
(4)   Tenant exercised renewal option on February 3, 2000.

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 1999:

                    Gross
                   Carrying   Accumulated                          Federal
Property            Value(1)  Depreciation(1)  Rate     Method    Tax Basis
--------            -----     ------------     ----     ------    ---------

Livingston, NJ      595,826      -              -        -           955,347

Beaumont, TX        647,874      -              -        -         1,087,540

Mt. Pleasant, IA    524,887      -           5/40 yr.  S/L           312,495

Nebraska            580,000      -           5/40 yr.  S/L           303,922
   City, NE

Victoria, TX       $2,143,297    -             -        -           1,110,593

(1)   As accounted for under Statement of Financial Accounting Standards No.
      13.

Item 3.  Legal Proceedings.
------   -----------------

      The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.     Submission of matters to a vote of securities holders.
------      -----------------------------------------------------

      No matters were submitted to a vote of security holders.

                                     PART II
                                     -------

Item 5.  Market Price for the Partnership's Common Equity and
         ----------------------------------------------------
         Related Stockholder Matters.
         ---------------------------

      There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

      As of March 1, 2000, there were 1,550 holders of 45,646 outstanding Units.

      The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 1999 and 1998, the Partnership has made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

      Distribution with                   Amount of Distribution
      Respect to Quarter Ended            Per Unit
      ------------------------            --------

                                                1999              1998
                                                ----              ----

      March 31                                      --            $14.11
      June 30                                   $ 5.58              6.43
      September 30                               41.25              6.41
      December 31                                 9.96              6.79

      Pursuant to a tender offer commenced on August 23, 1999, an affiliate of the Managing General Partner acquired, for a purchase price of $160 per unit, approximately 18.25% of the total limited partnership units of the Partnership (8,328.48 units).

      Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and
(iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

Item 6.  Management's Discussion and Analysis or Plan of
         -----------------------------------------------
         Operation
         ---------

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

      Liquidity and Capital Resources

      Each of the Partnership's remaining five properties is leased to a single tenant pursuant to net leases with remaining lease terms, subject to extensions, ranging between eleven months and eight years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property where the tenant is responsible only for its proportionate share of expenses other than capital improvements). Two of the Partnership's properties, representing approximately 24% of minimum rental receipts anticipated during 2000, have leases which expire on November 30, 2000 and December 22, 2000. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

      The Partnership's Bowling Green, Kentucky property was sold to an unaffiliated third party on June 16, 1999 for $1,757,000 (net of closing costs of $143,000). The Partnership had to spend $152,000 in improvements before the sale. Since the carrying value of the property was $1,237,000, the Partnership realized a gain of $520,000. The Partnership is negotiating with Wal-Mart for the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998. Insurance proceeds are expected to be between $500,000 and $750,000.

      The Partnership's Ashtabula, Ohio property was sold to an unaffiliated third party on July 23, 1999 for $34,000 (net of closing costs of $6,000). Since the carrying value of the property was written down to zero, the Partnership realized a gain of $34,000.

      On October 27, 1999, the Partnership sold its property located in Bolivar, Ohio to an unaffiliated third party for $137,000 (net of closing costs of $11,000), since the carrying value of the property was $39,000, the Partnership realized a gain of $98,000.

      During January 1999, the Partnership leased approximately 60,000 square feet of the 96,000 square foot Victoria, Texas property to Hobby Lobby Creative Center pursuant to a lease which expires May 2008, with two renewal options of five years each. The previous tenant's lease (Wal-Mart) was to expire in December 2000, however, on January 30, 1999, the Partnership signed a lease termination agreement with the previous tenant whereby the previous tenant agreed to make certain improvements to the property, pay rent through June 1, 1999 and pay a termination fee in the amount of $200,000. The new lease with Hobby Lobby provides for a higher rental rate, per square foot than Wal-Mart.

      The level of liquidity based on cash and cash equivalents experienced a $192,000 increase at December 31, 1999 as compared to December 31, 1998. The increase was due to $1,901,000 provided by investing activities and $738,000 provided by operating activities, which was partially offset by $2,447,000 of cash used for partner distributions. The investing activities consisted of net sale proceeds of $1,927,000 and minimum lease payments (net of interest income) of $220,000 which was partially offset by real estate improvements of $246,000. At December 31, 1999, the Partnership had $1,953,000 in cash reserves, which has been invested primarily in money market mutual funds.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant properties (which were sold during the year) and a portion of expenses for the Victoria, Texas property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the year ended December 31, 1999, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of December 31, 1999, Partnership distributions (paid or accrued) aggregated $2,592,000 ($56.78 per unit) to its limited partners, which included approximately $1,927,000 of proceeds from the sale of the Partnership's Bowling Green, Kentucky and Ashtabula and Bolivar, Ohio properties.

      Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Motorola lease which expired in November 1999, was extended for another year until November 2000 at the same rental rate. The Toys `R' Us Inc.'s leases for Livingston, New Jersey and Beaumont, Texas were extended for five years at the same rental rate and will mature on January 31, 2006.

      The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.

      During 1999, an affiliate of the general partner acquired, for a purchase price of $160 per unit, approximately 19% of the total limited partnership units of the Partnership (8,851.64 units).

      Results of Operations

      Net income increased by $46,000 for the year ended December 31, 1999, as compared to 1998, due to an increase in revenues of $142,000, which more than offset an increase in expenses of $96,000.

      Revenues increased due to the $652,000 gain on sales of the Bowling Green, Kentucky property, Ashtabula, Ohio property and Bolivar, Ohio property during 1999, as compared to a $131,000 gain on the sale of the Royal Oak, Michigan property during the year ended December 31, 1998. With respect to the remaining properties, rental income increased by approximately $151,000 and interest income on real estate leases declined by $106,000, primarily due to the Victoria, Texas property being converted to an operating lease. In addition, other income decreased by

$198,000 and interest income on short term investments increased by $24,000.

      The increase in expense was attributable to increases in depreciation, amortization and operating expenses. Depreciation and amortization expense increased by $29,000 primarily as a result of reclassifying the new lease at the Victoria, Texas property as an operating lease from a financing lease. Operating expenses increased by approximately $66,000, due to expenses paid for the vacant properties, as well as, a portion of the Victoria, Texas property.

Item 7.  Financial Statements
         --------------------


                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                          YEAR ENDED DECEMBER 31, 1999

                                      INDEX

                                                                           Page
                                                                           -----

Independent Auditors' Report...............................................F - 2

Financial Statements:

Balance Sheets as of December 31, 1999 and 1998............................F - 3

Statements of Income for the Years Ended
   December 31, 1999 and 1998..............................................F - 4

Statements of Partners' Capital for the Years Ended
   December 31, 1999 and 1998..............................................F - 5

Statements of Cash Flows for the Years Ended
   December 31, 1999 and 1998..............................................F - 6

Notes to Financial Statements..............................................F - 7

                          Independent Auditors' Report
                          ----------------------------

To the Partners
Winthrop Partners 80 Limited Partnership

We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 1999 and 1998, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                                    /s/Imowitz Koenig & Co., LLP


New York, New York
February 14, 2000

                                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                                BALANCE SHEETS
                                                --------------
                                       (In Thousands, Except Unit Data)

                                                                                    DECEMBER 31,
                                                                        -------------------------------------

                                                                              1999                1998
                                                                        -----------------   -----------------

ASSETS
Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $592 (1999) and $506 (1998)                                       $          3,914    $          4,456
Accounted for under the operating method, at cost,
      net of accumulated depreciation of $85 and held for sale                        -                   39
Accounted for under the financing method                                           1,139               1,975
                                                                        -----------------   -----------------

                                                                                   5,053               6,470

Other Assets:

Cash and cash equivalents                                                          1,953               1,761
Other assets                                                                          70                  69
                                                                        -----------------   -----------------

          Total Assets                                                  $          7,076    $          8,300
                                                                        =================   =================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                                   $             46    $            146
Distributions payable to partners                                                    697                 310
                                                                        -----------------   -----------------

          Total Liabilities                                                          743                 456
                                                                        -----------------   -----------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                                    6,925               8,254
General Partners' Deficit                                                           (592)               (410)
                                                                        -----------------   -----------------

          Total Partners' Capital                                                  6,333               7,844
                                                                        -----------------   -----------------

          Total Liabilities and Partners' Capital                       $          7,076    $          8,300
                                                                        =================   =================


                                      See notes to financial statements.

                                WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                          STATEMENTS OF INCOME
                                          --------------------
                                    (In Thousands, Except Unit Data)

                                                                       YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------

                                                                       1999                1998
                                                                 -----------------   ------------------
Income:
Rental income from real estate leases accounted
     for under the operating method                              $            713    $             660
Interest on short-term investments                                            113                   89
Interest income on real estate leases accounted
     for under the financing method                                           139                  397
Gain on sale of property                                                      652                  131
Other income                                                                    2                  200
                                                                 -----------------   ------------------

        Total income                                                        1,619                1,477
                                                                 -----------------   ------------------

Expenses:
Depreciation and amortization                                                  92                   63
Management fees                                                                15                   21
Operating Expenses                                                             88                   22
General and administrative                                                    101                   94
                                                                 -----------------   ------------------

        Total expenses                                                        296                  200
                                                                 -----------------   ------------------

Net income                                                       $          1,323    $           1,277
                                                                 =================   ==================

Net income allocated to general partners                         $             60    $              93
                                                                 =================   ==================

Net income allocated to limited partners                         $          1,263    $           1,184
                                                                 =================   ==================

Net income per Unit of Limited Partnership Interest              $          27.67    $           25.94
                                                                 =================   ==================

Distributions per Unit of Limited Partnership Interest           $          56.78    $           33.74
                                                                 =================   ==================




                                   See notes to financial statements.

                                 WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                      STATEMENTS OF PARTNERS' CAPITAL
                                      -------------------------------
                                  YEARS ENDED DECEMBER 31, 1999 AND 1998
                                  --------------------------------------
                                     (In Thousands, Except Unit Data)

                                         Units of
                                         Limited          General          Limited
                                       Partnership       Partners'        Partners'           Total
                                         Interest         Deficit          Capital           Capital
                                      --------------- ----------------  ---------------  ----------------

Balance - January 1, 1998                     45,646  $          (503)  $        8,610   $         8,107

   Distributions                                                    -           (1,540)           (1,540)
   Net income                                                      93            1,184             1,277
                                      --------------- ----------------  ---------------  ----------------

Balance - December 31, 1998                   45,646             (410)           8,254             7,844

   Distributions                                                 (242)          (2,592)           (2,834)
   Net income                                                      60            1,263             1,323
                                      --------------- ----------------  ---------------  ----------------

Balance - December 31, 1999                   45,646  $          (592)  $        6,925   $         6,333
                                      =============== ================  ===============  ================



















                                    See notes to financial statements.

                                   WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                           STATEMENTS OF CASH FLOWS
                                           ------------------------
                                                (In Thousands)


                                                                              YEARS ENDED DECEMBER 31,
                                                                        -------------------------------------

                                                                               1999                1998
                                                                        -----------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $          1,323    $          1,277
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                    87                  59
      Amortization                                                                     5                   4
      Gain on sale of property                                                      (652)               (131)

Changes in assets and liabilities:
      Increase in other assets                                                        (5)                (58)
      (Decrease) increase in accounts payable and
          accrued expenses                                                           (20)                  3
                                                                        -----------------   -----------------

      Net cash provided by operating activities                                      738               1,154
                                                                        -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                  220                 334
      Proceeds from sale of property                                               1,927                 194
      Additions to real estate                                                      (246)                (80)
                                                                        -----------------   -----------------

      Net cash provided by investing activities                                    1,901                 448
                                                                        -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash distributions                                                          (2,447)             (1,382)
                                                                        -----------------   -----------------

      Cash used in financing activities                                           (2,447)             (1,382)
                                                                        -----------------   -----------------

Net increase in cash and cash equivalents                                            192                 220

Cash and Cash Equivalents, Beginning of Year                                       1,761               1,541
                                                                        -----------------   -----------------

Cash and Cash Equivalents, End of Year                                  $          1,953    $          1,761
                                                                        =================   =================

Supplemental Disclosure of Non-Cash Financing and Investing
      Activities -

Distributions declared not paid as of December 31                       $            697    $            310
                                                                        =================   =================

Additions to real estate                                                $              -    $             80
                                                                        =================   =================

                                      See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                     --------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   -----------------------------------------------------------

   Organization

   Winthrop Partners 80 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases five properties, two of which are located in Texas and one each in Iowa, Nebraska and New Jersey. All the properties are leased to single tenants under net lease agreements.

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

   Percentage Rent

   The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded on a cash basis. For the years ended December 31, 1999 and 1998, the Partnership received percentage rent totaling approximately $60,000 and $78,000, respectively.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                     --------------------------------------
                                   (continued)
                                   -----------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
   -----------------------------------------------------------------------

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

   Depreciation

   Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 5 to 40 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had previously been accounted for under the financing method, the depreciable base is the fair market value at the date of implementation of operating lease accounting.

   Deferred Costs

   Deferred leasing costs are amortized on a straight-line basis over the life of the respective lease. Accumulated amortization totaled $9,000 and $4,000 at December 31, 1999 and 1998, respectively. Deferred leasing costs are included in other assets.

   Cash and Cash Equivalents

   The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

   Fair Value of Financial Instruments

   The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

   Distributions to Partners

   The Partnership's distributions (paid or accrued) aggregated $2,592,000 ($56.78 per Unit) and $1,540,000 ($33.74 per Unit) to its limited partners for the years ended December 31, 1999 and 1998, respectively. Since the limited partners priority distributions were met, the general partners are entitled to a distribution of $242,000. The cash distribution due partners for the three months ended December 31, 1999 and 1998 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                     --------------------------------------
                                   (continued)
                                   -----------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
   -----------------------------------------------------------------------

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

2. TRANSACTIONS WITH RELATED PARTIES
   ---------------------------------

   One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by Winthrop Management LLC. For the years ended December 31, 1999 and 1998, Winthrop Management LLC earned $15,000 and $21,000, respectively, for managing the properties of the Partnership.

   Profits and losses from operations are allocated 8% to the general partners and 92% to the limited partners. Profits from a sale are allocated between the general partners and the limited partners in proportion to the cumulative cash distributions they have received. The general partners are allocated at least 1% of the profits from a sale. The general partners are entitled to 8% of Cash Available for Distribution (as defined in the partnership agreement), subordinated to a cumulative priority quarterly distribution to the limited partners. The general partners are also entitled to 8% of sale or refinancing proceeds, subordinated to certain priority distributions to the limited partners as provided for in the partnership agreement.

   During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                     --------------------------------------
                                   (continued)
                                   -----------

2. TRANSACTIONS WITH RELATED PARTIES (Continued)
   ---------------------------------------------

   During 1999, an affiliate of the general partner acquired, for a purchase price of $160 per unit, approximately 19% of the total limited partnership units of the Partnership (8,851.64 units).

3. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD
   ---------------------------------------------------------------------

   Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                    December 31,
                                            -------------------------

                                              1999               1998
                                          -------------     -------------
   Land                                   $  1,811,000      $  2,281,000
   Commercial buildings                      2,695,000         2,681,000
   Accumulated depreciation                   (592,000)         (506,000)
                                          -------------     ------------
                                          $  3,914,000      $  4,456,000
                                          =============     ============

   The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases (including leases renewed in January 2000):

                  2000......................................$    627,000
                  2001......................................     397,000
                  2002......................................     397,000
                  2003......................................     406,000
                  2004......................................     412,000
                  Thereafter................................   1,102,000
                                                            ------------
                                                            $  3,341,000
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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                     --------------------------------------
                                   (continued)
                                   -----------

4. REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD
   ---------------------------------------------------------------------

   Real estate leased to others, accounted for under the financing method is summarized as follows:

                                                   December 31,
                                          -------------------------------
                                              1999               1998
                                          -------------     -------------

   Minimum lease payments receivable      $    340,000      $    699,000
   Unguaranteed residual value                 879,000         1,495,000
                                          ------------      ------------
                                             1,219,000         2,194,000
   Less:  Unearned income                      (80,000)         (219,000)
                                          -------------     ------------
                                          $  1,139,000      $  1,975,000
                                          ============      ============

   The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the financing leases (including leases renewed in January 2000):

                  2000......................................$    314,000
                  2001......................................     314,000
                  2002......................................     314,000
                  2003......................................     314,000
                  2004......................................     314,000
                  Thereafter................................     340,000
                                                            ------------

                  Total.....................................$  1,910,000
                                                            ============

5. SIGNIFICANT TENANTS
   -------------------

   For the year ended December 31, 1999 approximately 95% of revenue from rental operations was from five tenants. For the year ended December 31, 1998 six tenants comprised approximately 98% of the Partnership's rental revenue. Approximately 32% and 18% of revenue from rental operations was from the Partnership's Victoria, Texas property during 1999 and 1998, respectively. Approximately 21% and 19% of revenue from rental operations was from the Partnership's Beaumont, Texas property during 1999 and 1998, respectively. The Partnership's Bowling Green, Kentucky property comprised approximately 26% of revenue from rental operations in 1998. The property was sold in 1999.

6. SALE OF PROPERTIES
   ------------------

   The Partnership's Bowling Green, Kentucky property was sold to an unaffiliated third party on June 16, 1999 for $1,757,000 (net of closing costs of $143,000). The Partnership spent approximately $152,000 in improvements before the sale. Since the carrying value of the property was $1,237,000, the Partnership realized a gain of $520,000. The Partnership is negotiating with Wal-Mart for the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998. Insurance proceeds are expected to be between $500,000 and $750,000.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 1999 AND 1998
                     --------------------------------------
                                   (continued)
                                   -----------

6. SALE OF PROPERTIES (Continued)
   ------------------------------

   The Partnership's Ashtabula, Ohio property was sold to an unaffiliated third party on July 23, 1999 for $34,000 (net of closing costs of $6,000). Since the carrying value of the property was written down to zero, the Partnership realized a gain of $34,000.

   On October 27, 1999, the Partnership sold its property located in Bolivar, Ohio to an unaffiliated third party for $137,000 (net of closing costs of $11,000). Since the carrying value of the property was $39,000, the Partnership realized a gain of $98,000.

   On March 6, 1998, the Partnership sold its property located in Royal Oak, Michigan to an unaffiliated third party for $194,000 (net of closing costs of $6,000), resulting in a gain of $131,000.

7. TAXABLE INCOME
   --------------

   The Partnership's taxable income for 1999 and 1998 differs from net income for financial reporting purposes, as follows:

                                                                                   1999              1998
                                                                                -------------     ------------
   Net income for financial reporting purposes                                  $   1,323,000     $ 1,277,000
         Plus:    Minimum lease payments received, net of interest
                  income earned, on leases accounted for under the
                  financing method                                                    220,000         334,000
         Minus:   Depreciation on leases accounted for under the
                  financing method and tax depreciation adjustment                    (82,000)       (121,000)
   Gain on sale of property                                                           315,000     $   (18,000)
                                                                                -------------     ------------
   Taxable income                                                               $   1,776,000     $ 1,472,000
                                                                                =============     ============

   Taxable income per Unit of Limited Partnership Interest                      $       37.28     $     29.85
                                                                                =============     ===========

Item 8.  Changes  in  and   Disagreements  on  Accounting  and  Financial
         ----------------------------------------------------------------
         Disclosure.
         ----------

      There were no disagreements with Imowitz Koenig & Co., LLP regarding the 1999 or 1998 audits of the Partnership's financial statements.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2000, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                      Has Served as
                            Position Held with the     a Director or
Name                       Managing General Partner   Officer Since
----                       ------------------------   ---------------

Michael L. Ashner          Chief Executive Officer         1-96
                           and Director

Thomas C. Staples          Chief Financial Officer         1-99

Peter Braverman            Executive Vice President        1-96
                              and Director

Carolyn Tiffany            Chief Operating Officer         10-95
                              and Clerk

      Michael L. Ashner, age 47, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

      Thomas C. Staples, age 44, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

      Peter Braverman, age 48, has been a Vice President of WFA and the Managing General Partner since January 1996. From June

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

      Carolyn Tiffany, age 33, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

      One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; and Winthrop Growth Investors I Limited Partnership.

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

Item 11.  Security Ownership of Certain Beneficial Owners and
          ---------------------------------------------------
          Management.
          ----------

      (a)   Security Ownership of certain beneficial owners.

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 2000, except Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, which acquired 8,328.48 Units (18.25%) pursuant to its tender offer commenced on August 23, 1999. The principal office of Quadrangle Associates I L.L.C. is located at 5 Cambridge Center, Cambridge, Massachusetts 02142.

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

      (b)   Security ownership of management.

            None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at March 1, 2000. However, a wholly-owned subsidiary of WFA owns 210 Units and WFA owns 12 units, which, in the aggregate, represents less than one percent of the outstanding units. In addition, pursuant to a tender offer commenced on August 23, 1999, Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, acquired, for a purchase price of $160 per unit, approximately 18.25% of the total limited partnership units of the Partnership (8,328.48 units).

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

      Winthrop Management is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For the years ended December 31, 1999 and 1998, Winthrop Management earned approximately $15,000 and $21,000, respectively, for managing the real properties of the Partnership.

      The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the year ended December 31, 1999, the Partnership accrued a distribution from Cash Available for Distribution to the General Partners of $242,167.

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

                         WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         By: ONE WINTHROP PROPERTIES, INC.,
                            Managing General Partner

                             By: /s/ Michael Ashner
                                -------------------------
                                      Michael Ashner
                                      Chief Executive Officer

                                     Date:  March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name        Title                    Date
--------------        -----                    -----

/s/ Michael Ashner    Chief Executive          March 29, 2000
------------------    Officer and Director
Michael Ashner

/s/ Thomas Staples    Chief Financial Officer  March 29, 2000
------------------
Thomas Staples

                                INDEX TO EXHIBITS
                                -----------------

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