Form 10QSB
period 2000-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2000-05-15
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 2000

                                         OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684
                                                 ------

                 Winthrop Partners 80 Limited Partnership (Exact
                 -----------------------------------------------
           name of small business issuer as specified in its charter)

            Massachusetts                               04-2693546
------------------------------------       ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

   Five Cambridge Center, Boston, MA                     02142-1493
---------------------------------------          --------------------------
(Address of principal executive office)                  (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000
                                                           --------------


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

                                     1 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000
                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                                   March 31,               December 31,
                                                                                      2000                     1999
                                                                              ---------------------    ---------------------

Assets

Real Estate:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $613 (2000) and $592 (1999)                                             $              3,893     $              3,914
Accounted for under the financing method                                                     1,085                    1,139
                                                                              ---------------------    ---------------------
                                                                                             4,978                    5,053

Other Assets:

Cash and cash equivalents                                                                    1,530                    1,953
Other assets                                                                                    35                       70
                                                                              ---------------------    ---------------------
         Total Assets                                                         $              6,543     $              7,076
                                                                              =====================    =====================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                          $                59     $                 46
Distributions payable to partners                                                              227                      697
                                                                              ---------------------    ---------------------
         Total Liabilities                                                                     286                      743
                                                                              ---------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                                              6,837                    6,925
General Partners' Deficit                                                                     (580)                    (592)
                                                                              ---------------------    ---------------------
         Total Partners' Capital                                                             6,257                    6,333
                                                                              ---------------------    ---------------------
         Total Liabilities and Partners' Capital                               $             6,543     $              7,076
                                                                              =====================    =====================



                       See notes to financial statements.

                                     2 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                                                     For The Three Months Ended
                                                                                  March 31,                March 31,
                                                                                     2000                    1999
                                                                             ---------------------    --------------------
Income:

Rental income from real estate leases accounted
      for under the operating method                                         $                164     $               178
Interest on short-term investments                                                             21                      18
Interest income on real estate leases accounted
      for under the financing method                                                           24                      59
                                                                             ---------------------    --------------------

         Total income                                                                         209                     255
                                                                             ---------------------    --------------------

Expenses:

Depreciation and amortization                                                                  22                      23
Management fees                                                                                 4                       5
Operating expenses                                                                              2                      11
General and administrative                                                                     30                      25
                                                                             ---------------------    --------------------

         Total expenses                                                                        58                      64
                                                                             ---------------------    --------------------

Net income                                                                   $                151     $               191
                                                                             =====================    ====================

Net income allocated to general partners                                     $                 12     $                15
                                                                             =====================    ====================

Net income allocated to limited partners                                     $                139     $               176
                                                                             =====================    ====================

Net income per Unit of Limited Partnership Interest                          $               3.05     $              3.86
                                                                             =====================    ====================

Distributions per Unit of Limited Partnership Interest                       $               4.97     $                 -
                                                                             =====================    ====================






                       See notes to financial statements.

                                     3 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000


Statements of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                                  Units of
                                                   Limited             General              Limited
                                                 Partnership          Partners'            Partners'              Total
                                                  Interest             Deficit              Capital              Capital

                                              ------------------  -------------------  ------------------   -------------------


Balance - January 1, 2000                                45,646   $             (592)  $           6,925    $            6,333

    Distributions                                                                  -                (227)                 (227)

    Net income                                                                    12                 139                   151
                                              ------------------  -------------------  ------------------   -------------------

Balance - March 31, 2000                                 45,646   $             (580)  $           6,837    $            6,257
                                              ==================  ===================  ==================   ===================



                       See notes to financial statements.

                                     4 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                       For The Three Months Ended
                                                                                   March 31,                March 31,
                                                                                      2000                    1999
                                                                              ---------------------    ---------------------

Cash Flows From Operating Activities:

Net income                                                                    $                151     $                191
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                              21                       22
      Amortization                                                                               1                        1

Changes in assets and liabilities:
      Decrease in other assets                                                                  34                       11
      Increase in accounts payable and
         accrued expenses                                                                       13                       21
                                                                              ---------------------    ---------------------

Net cash provided by operating activities:                                                     220                      246
                                                                              ---------------------    ---------------------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                             54                       65
      Additions to real estate                                                                   -                      (94)
                                                                              ---------------------    ---------------------

      Net cash provided by (used in) investing activities                                       54                      (29)
                                                                              ---------------------    ---------------------

Cash Flows From Financing Activities:

      Cash distributions                                                                      (697)                    (310)
                                                                              ---------------------    ---------------------

      Cash used in financing activities                                                       (697)                    (310)
                                                                              ---------------------    ---------------------

Net decrease in cash and cash equivalents                                                     (423)                     (93)

Cash and cash equivalents, beginning of period                                               1,953                    1,761
                                                                              ---------------------    ---------------------

Cash and cash equivalents, end of period                                      $              1,530     $              1,668
                                                                              =====================    =====================

Supplemental Disclosure of Non-Cash Financing Activities:

      Distribution declared not paid as of March 31,                          $                227     $                  -
                                                                              =====================    =====================





                       See notes to financial statements.

                                     5 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                          NOTES TO FINANCIAL STATEMENTS

1.           General

             The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1999.

             The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 1999 was derived from audited financial statements at such date.

             The results of operations for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.           Related Party Transactions

             Management fees earned by an affiliate of the Managing General Partner, totaled $4,000 and $5,000 during each of the three months ended March 31, 2000 and 1999, respectively.

                                     6 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

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

         Liquidity and Capital Resources

         Each of the Partnership's remaining five properties is leased to a single tenant pursuant to net leases with remaining lease terms, subject to extensions, ranging between six months and approximately eight years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property where the tenant is responsible only for its proportionate share of expenses other than capital improvements). Two of the Partnership's properties, representing approximately 25% of minimum rental receipts anticipated during 2000, have leases which expire between November 30, 2000 and December 22, 2000. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

         The level of liquidity based on cash and cash equivalents experienced a $423,000 decrease at March 31, 2000 as compared to December 31, 1999. The decrease was due to $220,000 provided by operating activities and $54,000 provided by investing activities, which was more than offset by $697,000 of cash used for partner distributions. At March 31, 2000, the Partnership had $1,530,000 in cash reserves which has been invested primarily in money market mutual funds.

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for a portion of expenses for the Victoria, Texas property and operating expenses such as real estate taxes, insurance and utility expenses associated with the vacant properties and would be responsible for similar expenses if a property was to become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the three months ended March 31, 2000, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of March 31, 2000, partnership distributions (accrued) was $227,000 ($4.97 per unit) to its limited partners. The Partnership also made distributions of $697,000 to its partners which had been accrued for the quarter ended December 31, 1999.

                                     7 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

         Liquidity and Capital Resources (continued)

         The Partnership is negotiating with Wal-Mart for the settlement of insurance proceeds, for damages sustained as a result of a hailstorm on the Bowling Green property. Insurance proceeds are expected to be between $500,000 and $750,000.

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. Motorola exercised a one year renewal option at the same rental rates effective November 30, 1999. The Toys `R' Us Inc.'s leases for Livingston, New Jersey and Beaumont, Texas were extended for five years at the same rental rate and will now mature on January 31, 2006.

         The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.

         Results of Operations

         Net income decreased by $40,000 for three months ended March 31, 2000, as compared to 1999, due to a decrease in revenues of $46,000 which was partially offset by a decrease in expenses of $6,000.

         Revenue decreased due to the sale of the Bowling Green, Kentucky property in 1999, resulting in a decrease of rental income and interest income on real estate leases accounted for under the financing method. With respect to the remaining properties rental income remained relatively constant. Operating expenses decreased by $9,000 due to the sale of partnership properties and was partially offset by an increase of $5,000 in general and administrative expenses.

                                     8 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  27.      Financial Data Schedule

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                     9 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         BY:         ONE WINTHROP PROPERTIES, INC.
                                     Managing General Partner

                                BY:  /s/ Michael L. Ashner
                                     ---------------------------------------
                                     Michael L. Ashner
                                     Chief Executive Officer and Director


                                BY:  /s/ Thomas Staples
                                     ---------------------------------------
                                     Thomas Staples
                                     Chief Financial Officer

                                Dated:   May 12, 2000


















                                    10 of 12

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2000

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