Form 10QSB
period 2000-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2000-08-14
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
        ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Massachusetts                               04-2693546
    --------------------------------       ------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

   Five Cambridge Center, Boston, MA                     02142-1493
    --------------------------------       ------------------------------------
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

                                     1 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                         JUNE 30,   DECEMBER 31,
                                                           2000         1999
                                                           ----         ----
Assets

Real Estate:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $634 (2000) and $592 (1999)                        $   3,873    $  3,914
Accounted for under the financing method                     1,030       1,139
                                                         ---------    --------

                                                             4,903       5,053
Other Assets:

Cash and cash equivalents                                    2,483       1,953
Other assets                                                    45          70
                                                         ---------    --------

         Total Assets                                    $   7,431    $  7,076
                                                         =========    ========

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                    $      64    $     46
Distributions payable to partners                            1,222         697
                                                         ---------    --------

         Total Liabilities                                   1,286         743
                                                         ---------    --------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units              6,743       6,925
General Partners' Deficit                                     (598)       (592)
                                                         ---------    --------

         Total Partners' Capital                             6,145       6,333
                                                         ---------    --------

         Total Liabilities and Partners' Capital         $   7,431    $  7,076
                                                         =========    ========

                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                           FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                           --------------------------        ------------------------
                                                          JUNE 30,            JUNE 30,     JUNE 30,           JUNE 30,
                                                            2000                1999         2000               1999
                                                          --------            --------      -------            -------
Income:

Rental income from real estate leases accounted
      for under the operating method                      $    212            $    216      $   376            $   394
Interest on short-term investments                              27                  21           48                 39
Interest income on real estate leases accounted
      for under the financing method                            24                  27           48                 86
Gain on sale of property                                         -                 527            -                527
Insurance settlement income                                    922                   -          922                  -
Other income                                                     2                   2            2                  2
                                                          --------            --------      -------            -------

          Total income                                       1,187                 793        1,396              1,048
                                                          --------            --------      -------            -------

Expenses:

Depreciation and amortization                                   22                  23           44                 46
Management fees                                                  4                   3            8                  8
Operating expenses                                               3                  24            5                 35
General and administrative                                      47                  28           77                 53
                                                          --------            --------      -------            -------

          Total expenses                                        76                  78          134                142
                                                          --------            --------      -------            -------

Net income                                                $  1,111            $    715      $ 1,262            $   906
                                                          ========            ========      =======            =======

Net income allocated to general partners                  $     25            $     20      $    37            $    35
                                                          ========            ========      =======            =======

Net income allocated to limited partners                  $  1,086            $    695      $ 1,225            $   871
                                                          ========            ========      =======            =======

Net income per Unit of Limited Partnership Interest       $  23.79            $  15.22      $ 26.84            $ 19.08
                                                          ========            ========      =======            =======

Distributions per Unit of Limited Partnership Interest    $  25.84            $   5.59      $ 30.82            $  5.59
                                                          ========            ========      =======            =======

                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                UNITS OF
                                 LIMITED       LIMITED     GENERAL
                               PARTNERSHIP    PARTNERS'   PARTNERS'    TOTAL
                                INTEREST       CAPITAL     DEFICIT    CAPITAL
                                --------       -------     -------    -------
Balance - January 1, 2000        45,646       $  6,925    $  (592)   $  6,333

    Distribution                                (1,407)       (43)     (1,450)

    Net income                                   1,225         37       1,262
                                 ------       --------    -------    --------

Balance - June 30, 2000          45,646       $  6,743    $  (598)   $  6,145
                                 ======       ========    =======    ========

                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                         FOR THE SIX MONTHS ENDED
                                                                         ------------------------
                                                                         JUNE 30,        JUNE 30,
                                                                           2000            1999
                                                                         ---------      ---------
Cash Flows From Operating Activities:

Net income                                                               $   1,262      $     906
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                              41             43
      Amortization                                                               3              3
      Gain on sale of property                                                   -           (527)

Changes in assets and liabilities:
      Decrease (increase) in other assets                                       22             (4)
      Increase in accounts payable and
         accrued expenses                                                       18             16
                                                                         ---------      ---------

Net cash provided by operating activities:                                   1,346            437
                                                                         ---------      ---------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method            109            116
      Net proceeds from sale of property                                         -          1,765
      Additions to real estate                                                   -           (246)
                                                                         ---------      ---------

      Net cash provided by investing activities                                109          1,635
                                                                         ---------      ---------

Cash Flows From Financing Activities:

      Cash distributions                                                      (925)          (310)
                                                                         ---------      ---------

      Cash used in financing activities                                       (925)          (310)
                                                                         ---------      ---------

Net increase in cash and cash equivalents                                      530          1,762

Cash and cash equivalents, beginning of period                               1,953          1,761
                                                                         ---------      ---------

Cash and cash equivalents, end of period                                 $   2,483      $   3,523
                                                                         =========      =========

Supplemental Disclosure of Non-cash Financing
      Activities -

Accrued Distributions to Partners                                        $   1,222      $     255
                                                                         =========      =========

                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

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

    The results of operations for the three and six months ended June 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.  RELATED PARTY TRANSACTIONS

    Management fees earned by an affiliate of the Managing General Partner totaled $8,000 during the six months ended June 30, 2000 and June 30, 1999.

                                     6 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

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

         Liquidity and Capital Resources

         Each of the Partnership's remaining five properties is leased to a single tenant pursuant to net leases with remaining lease terms, subject to extensions, ranging between three months and approximately eight years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property where the tenant is responsible only for its proportionate share of expenses other than capital improvements). Two of the Partnership's properties, representing approximately 25% of minimum rental receipts anticipated during 2000, have leases which expire between November 30, 2000 and December 22, 2000. With respect to the lease expiring on November 30, 2000 (Iowa property), the Partnership is currently negotiating with the tenant to extend the term of the lease for three more years. There can be no assurance that such lease extension will be finalized. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

         The level of liquidity based on cash and cash equivalents experienced a $530,000 increase at June 30, 2000 as compared to December 31, 1999. The increase was due to $109,000 of cash provided by investing activities and $1,346,000 of cash provided by operating activities, which was partially offset by $925,000 of cash used for partner distributions. At June 30, 2000, the Partnership had $2,483,000 in cash reserves which has been invested primarily in money market mutual funds.

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

                                     7 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (continued)

         become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the six months ended June 30, 2000, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. During the six months ended June 30, 2000, the Partnership distributed $925,000 of which $682,000 ($14.94 per unit) was distributed to the limited partners and $243,000 was distributed to the general partners. (The distributions paid during the six months ended June 30, 2000 included $697,000 of distributions accrued as of December 31, 1999, of which $454,000 was paid to the limited partners ($9.96 per unit) and $243,000 was paid to the general partner). In addition, the Partnership recorded an accrued distribution of $1,222,000, which consisted of distributions of $1,179,000 ($25.84 per unit) to the limited partners and $43,000 to the general partners. The accrued distributions included $922,000 of proceeds from the insurance settlement on the Bowling Green, Kentucky property.

         The Partnership concluded negotiations with Wal-Mart for the settlement of insurance proceeds for damages sustained as the result of a hailstorm on the Bowling Green property. The insurance proceeds amounted to $922,000, which was received by the Partnership in May 2000.

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. Motorola exercised a one-year renewal option at the same rental rates effective November 30, 1999. The Toys 'R' Us Inc.'s leases for Livingston, New Jersey and Beaumont Texas were extended for five years at the same rental rate and will now mature on January 31, 2006.

         In July 2000, the Partnership entered into a lease agreement with Consolidated Stores Corporation for the vacant space at the Partnership's Victoria, Texas property. The initial lease term is scheduled to expire on January 31, 2007, with the tenant having an option to renew the lease for three, five-year terms. The tenant is required to pay annual rent of $113,904 during the initial term, $126,560 during the first renewal term, $144,640 during the second renewal term and $162,720 during the third renewal term. In addition, the tenant is required to pay percentage rent based on gross sales in excess of certain thresholds. In lieu of providing the tenant with build out costs, the tenant is not required to begin paying annual rent until the first anniversary of the lease.

         The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.


                                     8 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Results of Operations

         Net income increased by $356,000 for the six months ended June 30, 2000, as compared to 1999, due to an increase in revenues of $348,000 and decrease in expenses of $8,000.

         Revenues increased due to the $922,000 received from the Wal-Mart insurance settlement and a $9,000 increase in interest income which was partially offset by a $527,000 gain from the sale of the Bowling Green, Kentucky property during 1999. Interest income on real estate leases accounted for under the financing method decreased by $38,000 and rental income also decreased by $18,000, due to the sale of the Bowling Green, Kentucky property. Rental income from the remaining properties remained relatively constant.

         General and administrative expenses increased by $24,000 primarily due to an increase in legal fees. Operating expense decreased by $30,000, due to the sale of Bowling Green, Kentucky property.

                                     9 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits

              27.  Financial Data Schedule

              99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

         (b)  Reports of Form 8-K:

              No reports on Form 8-K were filed during the period ended June 30, 2000.

                                    10 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

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

                                  BY: ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner



                                      BY: /s/ Michael L. Ashner
                                          ------------------------------------
                                          Michael L. Ashner
                                          Chief Executive Officer and Director


                                      BY: /s/ Thomas Staples
                                          ------------------------------------
                                          Thomas Staples
                                          Chief Financial Officer

                                      Dated: August 14, 2000

                                    11 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2000

EXHIBIT INDEX


      Exhibit                                                           Page No.

27.   Financial Data Schedule                                               -

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                            12

                                    12 of 13