Form 10QSB
period 2000-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2000-11-13
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)


     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684
                                                -------


                    Winthrop Partners 80 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Massachusetts                              04-2693546
---------------------------------------      -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

Five Cambridge Center, Boston, MA                         02142-1493
---------------------------------------      -----------------------------------
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


                                     1 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------


ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                    2000                1999
                                                                               ----------------   ----------------
Assets
------

Real Estate:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $654 (2000) and $592 (1999)                                              $         3,852    $         3,914
Accounted for under the financing method                                                   974              1,139
                                                                               ----------------   ----------------

                                                                                         4,826              5,053

Other Assets:

Cash and cash equivalents                                                                1,436              1,953
Deferred costs and other assets (net of accumulated
      amortization of $13 (2000) and $9 (1999)                                              97                 70
                                                                               ----------------   ----------------

         Total Assets                                                          $         6,359    $         7,076
                                                                               ================   ================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                                          $            75    $            46
Distributions payable to partners                                                          280                697
                                                                               ----------------   ----------------

         Total Liabilities                                                                 355                743
                                                                               ----------------   ----------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                                          6,613              6,925
General Partners' Deficit                                                                 (609)              (592)
                                                                               ----------------   ----------------

         Total Partners' Capital                                                         6,004              6,333
                                                                               ----------------   ----------------

         Total Liabilities and Partners' Capital                               $         6,359    $         7,076
                                                                               ================   ================




                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                             FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                           SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,
                                                                2000             1999              2000              1999
                                                         ----------------  ----------------   ----------------  ----------------
Income:

Rental income from real estate leases accounted
      for under the operating method                     $           159    $          159    $           535   $           553
Interest on short-term investments                                    29                41                 77                80
Interest income on real estate leases accounted
      for under the financing method                                  22                27                 70               113
Gain on sale of property                                               -                27                  -               554
Insurance settlement income                                           (6)                -                916                 -
Other income                                                           -                 -                  2                 2
                                                         ----------------  ----------------   ----------------  ----------------

         Total income                                                204               254              1,600             1,302
                                                         ----------------  ----------------   ----------------  ----------------

Expenses:

Depreciation and amortization                                         22                23                 66                69
Management fees                                                        3                 4                 11                12
Operating expenses                                                     9                 9                 14                44
General and administrative                                            31                33                108                86
                                                         ----------------  ----------------   ----------------  ----------------

         Total expenses                                               65                69                199               211
                                                         ----------------  ----------------   ----------------  ----------------

Net income                                               $           139    $          185    $         1,401   $         1,091
                                                         ================  ================   ================  ================

Net income allocated to general partners                 $            11    $           14    $            48   $            49
                                                         ================  ================   ================  ================

Net income allocated to limited partners                 $           128    $          171    $         1,353   $         1,042
                                                         ================  ================   ================  ================

Net income per Unit of Limited Partnership Interest      $          2.80    $         3.75    $         29.64   $         22.83
                                                         ================  ================   ================  ================

Distributions per Unit of Limited Partnership Interest   $          5.66    $        41.25    $         36.48   $         46.84
                                                         ================  ================   ================  ================

                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------



STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                     UNITS OF
                                      LIMITED             LIMITED              GENERAL
                                    PARTNERSHIP          PARTNERS'            PARTNERS'              TOTAL
                                     INTEREST             CAPITAL              DEFICIT              CAPITAL
                                 ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2000                   45,646   $            6,925   $            (592)   $            6,333

    Distribution                                                 (1,665)                (65)               (1,730)

    Net income                                                    1,353                  48                 1,401
                                 ------------------  -------------------  ------------------   -------------------

Balance - September 30, 2000                45,646   $            6,613   $            (609)   $            6,004
                                 ==================  ===================  ==================   ===================










                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------



STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                                        FOR THE NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,           SEPTEMBER 30,
                                                                                      2000                    1999
                                                                               ---------------------   ---------------------
Cash Flows From Operating Activities:

Net income                                                                     $              1,401    $              1,091
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                               62                      65
      Amortization                                                                                4                       4
      Gain on sale of property                                                                    -                    (554)
      Insurance settlement income                                                              (916)                      -

Changes in assets and liabilities:
      Decrease in other assets                                                                   23                       4
      Increase in accounts payable and
         accrued expenses                                                                        29                      36
                                                                               ---------------------   ---------------------

Net cash provided by operating activities:                                                      603                     646
                                                                               ---------------------   ---------------------

Cash Flows From Investing Activities:
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                             165                     167
      Insurance settlement income                                                               916                       -
      Leasing costs                                                                             (54)                      -
      Net proceeds from sale of properties                                                        -                   1,799
      Additions to real estate                                                                    -                    (246)
                                                                               ---------------------   ---------------------

      Net cash provided by investing activities                                               1,027                   1,720
                                                                               ---------------------   ---------------------

Cash Flows From Financing Activities:

      Cash distributions                                                                     (2,147)                   (565)
                                                                               ---------------------   ---------------------

      Cash used in financing activities                                                      (2,147)                   (565)
                                                                               ---------------------   ---------------------

Net (decrease) increase in cash and cash equivalents                                           (517)                  1,801

Cash and cash equivalents, beginning of period                                                1,953                   1,761
                                                                               ---------------------   ---------------------

Cash and cash equivalents, end of period                                       $              1,436    $              3,562
                                                                               =====================   =====================

Supplemental Disclosure of Non-cash Financing
      Activities -

Accrued expenses on sale of property                                           $                  -     $                 8
                                                                               =====================   =====================
Accrued Distributions to Partners                                              $                280     $             1,883
                                                                               =====================   =====================



                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

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

     The results of operations for the three and nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results to be expected for the full year.

2.   RELATED PARTY TRANSACTIONS

     Management fees earned by an affiliate of the Managing General Partner totaled $11,000 and $12,000 during the nine months ended September 30, 2000 and September 30, 1999, respectively.

3.   SALE OF PROPERTIES

     On June 16, 1999 the Partnership sold to an unaffiliated third party the Property located at Bowling Green, Kentucky for $1,900,000. The Partnership incurred closing costs of $143,000 and realized a gain of approximately $520,000. The Partnership received insurance proceeds, net of expenses of $916,000 on this property in 2000.

     On July 23, 1999 the Partnership's Ashtabula, Ohio property was sold for $40,000. The Partnership incurred closing costs of $6,000 and realized a gain of $34,000.



                                     6 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
        ---------------------------------------------------------

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

        Liquidity and Capital Resources
        -------------------------------

        Each of the Partnership's remaining five properties, except for Victoria, Texas property, is leased to a single tenant pursuant to net leases with remaining lease terms, subject to extensions, ranging between one month and approximately eight years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property where the tenant is responsible only for its proportionate share of expenses other than capital improvements). One of the Partnership's property, representing approximately 13% of minimum rental receipts anticipated during 2000, has a lease which expires in November. The Partnership is currently negotiating with the tenant to extend the term of the lease for three more years. There can be no assurance that such lease extension will be finalized. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the properties or procure new tenants. If the Partnership attempts to procure new tenants, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

        The level of liquidity based on cash and cash equivalents experienced a $517,000 decrease at September 30, 2000 as compared to December 31, 1999. The decrease was primarily due to partner distributions of $2,147,000, which was partially offset by cash provided by operating activities of $603,000 and $1,027,000 of cash provided by investing activities. The investing activities consisted of insurance proceeds of $916,000 (on the Bowling Green Kentucky property which was sold in June, 1999), $165,000 of minimum lease payments (net of interest income) and payments of leasing costs of $54,000. At September 30, 2000, the Partnership had $1,436,000 in cash reserves which has been invested primarily in money market mutual funds.

                                     7 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
        ---------------------------------------------------------------------

        Liquidity and Capital Resources (continued)
        -------------------------------------------

        The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the vacant portion of the Victoria, Texas property and would be responsible for similar expenses if other properties were to become vacant upon the expiration of leases. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 2000, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. During the nine months ended September 30, 2000, the Partnership distributed $2,147,000 of which $1,862,000 ($40.79 per unit) was distributed to the limited partners and $285,000 was distributed to the general partners. (The distributions paid during the nine months ended September 30, 2000 included $697,000 of distributions accrued as of December 31, 1999, of which $454,000 was paid to the limited partners ($9.95 per unit) and $243,000 was paid to the general partner). In addition, the Partnership recorded an accrued distribution of $280,000 which consisted of distributions of $258,000 ($5.65 per unit) to the limited partners and $22,000 to the general partner.

        Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. On September 21, 2000, the tenant at the Nebraska City, Nebraska property exercised the option to extend the lease for five years at the same rental rates. The lease will expire on December 22, 2005.

        In July 2000, the Partnership entered into a lease agreement with Consolidated Stores Corporation for the vacant space at the Partnership's Victoria, Texas property. The initial lease term is scheduled to expire on January 31, 2007 with the tenant having an option to renew the lease for three, five-year terms. The tenant is required to pay annual rent of $113,904 during the initial term, $126,560 during the first renewal term, $144,640 during the second renewal term and $162,720 during the third renewal term. In addition, the tenant is required to pay percentage rent based on gross sales in excess of certain thresholds. In lieu of providing the tenant with build out costs, the tenant is not required to begin paying annual rent until the first anniversary of the lease. The tenant occupied the premises on October 15, 2000.

        The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.

                                     8 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
        ---------------------------------------------------------------------

        Results of Operations
        ---------------------

        Net income increased by $310,000 for the nine months ended September 30, 2000, as compared to 1999, due to an increase in revenues of $298,000 and decrease in expenses of $12,000.

        Revenues increased due to the $916,000 received from the Wal-Mart insurance settlement which was partially offset by a $554,000 gain from the sale of the Bowling Green, Kentucky property during 1999. Interest income on real estate leases accounted for under the financing method decreased by $43,000 and rental income also decreased by $18,000, due to the sale of the Bowling Green, Kentucky property. Rental income from the remaining properties remained relatively constant.

        General and administrative expenses increased by $22,000 primarily due to an increase in legal fees. Operating expense decreased by $30,000 due to the sale of Bowling Green, Kentucky property.


                                     9 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits

             27.  Financial Data Schedule

             99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

        (b)  Reports of Form 8-K:

             No reports on Form 8-K were filed during the period ended September 30, 2000.






                                    10 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


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


                                        BY: ONE WINTHROP PROPERTIES, INC.
                                            Managing General Partner



                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director



                                        BY: /s/ Thomas Staples
                                            ------------------------------------
                                            Thomas Staples
                                            Chief Financial Officer





                                        Dated: November 10, 2000




                                    11 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2000
                         ------------------------------


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