Form 10-K
period 2000-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2001-04-02
CIK 315275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2000                 Commission File No. 0-9684
                   -----------------                                     ------

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
       --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Massachusetts                          04-2654152
                    -------------                          ----------
          (State or other jurisdiction of               (I.R.S.  Employer
           incorporation or organization)              Identification No.)

    5 Cambridge Center, Cambridge, Massachusetts             02142
    --------------------------------------------             -----
       (Address of principal executive offices)           (Zip Code)

        Registrant's telephone number including area code (617) 234-3000
                                                          --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $1,815,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business.

         Winthrop Partners 80 Limited Partnership (the "Partnership"), a limited partnership, was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980, for the purpose of owning and leasing commercial and industrial real properties. The Partnership was initially capitalized with contributions of $1,000 from each of the two General Partners and $5,000 from the Initial Limited Partner. In February 1981, the Partnership sold pursuant to a Registration Statement filed with the Securities and Exchange Commission 45,636 units of limited partnership interest ("Units") at a purchase price of $500 per Unit representing capital contributions from Limited Partners of $22,818,000.

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

         In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 2000, net of accounts payable, accrued expenses and distributions payable to partners is approximately $920,000 which is invested in money market instruments. Thirteen properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, one in January 1996, one in August 1997, one in March 1998 and three in 1999. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property. See "Acquisitions and Dispositions" below. Many of the properties are located in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. At December 31, 2000, limited partners had received a return of capital equal to $217.54. The general partners' 8% share of sale proceeds would be paid subsequently.

Property Matters

         Duckwall-Alco Stores, Nebraska City, Nebraska On September 21, 2000, the tenant exercised the option to extend the lease for five years at the same rental rates. The lease will expire on December 22, 2005.

         Hobby Lobby Creative Center/Consolidated Stores, Victoria, TX. During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square feet at this property to Hobby Lobby Creative Center. This lease is scheduled to expire May 2008 with the tenant having two renewal options of five years each. Wal-Mart, whose lease was scheduled to expire in December 2000, vacated the property but continued to pay rent until June 1, 1998. In addition, the Partnership was paid a termination fee in the amount of $200,000. In July 2000, the Partnership entered into a lease agreement with Consolidated Stores Corporation for the remaining portion of the property. The initial lease term is scheduled to expire on January 31, 2007 with the tenant having an option to renew the lease for three, five-year terms. The tenant is required to pay annual rent of $113,904 during the initial term, $126,560 during the first renewal term, $144,640 during the second renewal term and $162,720 during the third renewal term. In addition, the tenant is required to pay percentage rent based on gross sales in excess of certain thresholds. In lieu of providing the tenant with build out costs, the tenant is not required to begin paying annual rent until the first anniversary of the lease. The tenant occupied the premises on October 15, 2000.

         Wal-Mart, Bowling Green, Kentucky. On June 16, 1999, the Partnership sold its Bowling Green, Kentucky property for $1,757,000 (net of closing costs of $143,000). The Partnership had to spend $152,000 in improvements before the sale. Since the carrying value of the property was $1,237,000, the Partnership realized a gain of $520,000. During 2000, the Partnership received $916,000 for the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998.

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

         Motorola, Inc., Mt. Pleasant, IA. During the second half of 1996, the Partnership acquired the parcel of land immediately adjacent to this property for $25,000. The lease with Motorola was scheduled to expire November 30, 1999. Motorola, however, elected to extend the lease for an additional one year term at the then current rent. The Managing General Partner believes that the purchase of the adjacent property will have a positive effect on the value of the property. Since December 1, 2000, Motorola has leased the property on a month-to-month basis at a rent of 150% of the rent paid during the initial lease term. Motorola has notified the Partnership that it will vacate the property on March 31, 2001. The Partnership is currently seeking a replacement tenant for this property as well as marketing the property for sale.

         Toys R Us, Livingston, NJ and Beaumont, TX. The original lease term at both of these properties was scheduled to expire on January 31, 2001. The tenant has exercised its option to renew these lease terms for an additional five year term (January 31, 2006).

Employees

         The Partnership does not have any employees. Services are performed for the Partnership by its General Partners, and by agents retained by the General Partners, including affiliates of the General Partners.

Item 2.  Description of Properties.

         A description of the Partnership's remaining properties is as follows. All of the Partnership's remaining properties are owned in fee.

                                                 Date of       Total Cost of         Original       Size Building/
Tenant/Location                                  Purchase     the Property(1)       Portfolio       Land Sq. Ft.(3)
                                                                                  Percentage(2)

Toys "R" Us, Inc. Livingston, NJ                 11/19/80            2,127,950         10.7            43,000/5.0
Toys "R" Us, Inc. Beaumont, TX                   11/19/80            2,234,050         11.3            43,000/4.5
Motorola, Inc. Mt. Pleasant, IA                  12/24/80              982,617          5              35,700/3.0
Duckwall-Alco Stores, Inc. Nebraska              12/24/80              972,007          5              35,700/2.0
 City, NE
Hobby Lobby Creative Center and                  12/30/80            3,121,436          15             96,498/7.8
Consolidated Stores Corporation
 Victoria, TX

(1)      Includes acquisition fees and expenses.

(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.

(3)      Building size is in square feet, land size is in acres.

         The Partnership owns the fee interest in each of these properties free of any mortgages. All of the properties are commercial or industrial in nature and are triple net leased to a single tenant other than the Victoria, Texas Property. Each of the tenants is a public company or a subsidiary of a public company. The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties. In addition, the tenants are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities other than Hobby-Lobby and Consolidated Stores

Company which are required to pay to the Partnership additional rent to cover insurance, real estate taxes, and common area maintenance charges. The Partnership believes that each of the Properties is adequately covered by insurance.

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

         Tenants with 2000 rental payments, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows: Toys "R" Us, Inc. in Livingston, New Jersey, 26%; Motorola facility in Mt. Pleasant, Iowa, 14%; Duckwall-Akco Store in Nebraska City, Nebraska, 11%; Toys "R" Us, Inc. in Beaumont, Texas, 22%; and Hobby Lobby in Victoria, Texas, 27%.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2000 annual base rent for the leases at the Partnership's remaining properties:

Tenant                                Business of        Lease                 Renewal            2000 Annual
Property/Location                     Tenant             Expiration            Option (1)         Base Rent
-----------------                     ------             ----------            ----------         ---------

Toys "R" Us, Inc. Livingston, NJ      Retail Toy Store   1-31-2006             4 - 7yr.           $214,000(3)

Toys "R" Us, Inc. Beaumont, TX        Retail Toy Store   1-31-2006             4 - 5yr.           $224,700

Motorola, Inc. Mt. Pleasant, IA       Retail Dept.       11-30-2000(4)                            $132,509
                                      Store

Duckwall-Alco Stores, Inc. Nebraska   Retail Dept.       12-22-2005            -                  $109,200(2)
City, NE                              Store

Consolidated Stores Corporation,      Dollar Store       1-31-2007             3 - 5yr.           $3,980(5)
Victoria, TX

Hobby Lobby Creative Center,          Hobby Store        5-31-2008             2 - 5yr.           $271,436
Victoria, TX

(1) The first number represents the number of renewal options. The second number represents the length of each option.

(2) Additional percentage rent of $3,960, representing a percentage of store sales was received in 2000.

(3) Additional percentage rent of $52,772, representing a percentage of store sales was received in 2000.

(4) Tenant leases property on a month to month basis. It is expected that tenant will vacate on March 31, 2001.

(5) Tenant received a rent abatement for rent for a portion of 2000 and will receive a rent abatement for the first 10 months of 2001.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2000:

                         Gross
                        Carrying       Accumulated                                      Federal
Property                Value(1)     Depreciation(1)        Rate           Method      Tax Basis
--------                --------     ---------------        ----           ------      ---------
Livingston, NJ          $ 595,826          -                -                -           $920,500
Beaumont, TX            $ 647,874          -                -                -         $1,051,217
Mt. Pleasant, IA        $ 524,887       269,280          5/40 yr.           S/L          $293,662
Nebraska City, NE       $ 580,000       289,800          5/40 yr.           S/L          $283,450
Victoria, TX           $2,157,847       116,060          5/40 yr.           S/L        $1,072,549

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

         As of March 1, 2001, there were 1,539 holders of 45,646 outstanding Units.

         The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2000 and 1999, the Partnership made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                    Amount of
Distribution with Respect to                      Distribution
Quarter Ended                                        Per Unit
-------------                                        --------
                                               2000             1999
                                               ----             ----

March 31                                       $4.98            $  --
June 30                                        25.85             5.58
September 30                                    5.65            41.25
December 31                                     5.65             9.96

         Pursuant to a tender offer commenced on August 23, 1999, an affiliate of the Managing General Partner acquired, for a purchase price of $160 per unit, approximately 18.25% of the total limited partnership units of the Partnership (8,328.48 units). In addition, affiliates of the Managing General Partner own and have acquired an additional 1,206.49 units. As a result, affiliates of the Managing General Partner own a total of 9,534.97 units representing 20.9% of the total units.

         Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner of your partnership in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer unless: (i) the Partnership is provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer provides for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and
(iii) the offer must be open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources

         Each of the Partnership's remaining five properties except for the Victoria, Texas property is leased to a single tenant pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately five and eight years with the exception of its Mt. Pleasant, Iowa property which is leased on a month to month basis. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes (except for the Victoria, Texas property where the tenant is responsible only for its proportionate share of expenses other than capital improvements). If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. One of the Partnership's properties, located in Mt. Pleasant, Iowa, representing approximately 14% of rental revenue during 2000 had a lease which expired on November 30, 2000 and is currently leasing the property on a month to month basis. The Partnership had been negotiating with the tenant to sign an extended lease. In February 2001, the Partnership received notice from Motorola, who is the tenant at the property, that they will vacate the property as of March 31, 2001. The Partnership is currently marketing the property for sale as well as exploring opportunities to re-lease the property. If the Partnership cannot sell the property or find a new tenant, the Partnership will be responsible for all costs associated with the property.

         The Partnership had been negotiating with Wal-Mart for the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998 at the Partnership's Bowling Green, Kentucky property which was sold during 1999. The Partnership received insurance proceeds, net of expenses, of $916,000 on this property in 2000.

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

         The level of liquidity based on cash and cash equivalents experienced a $636,000 decrease at December 31, 2000 as compared to December 31, 1999. The decrease was primarily due to partner distributions of $2,427,000, which was partially offset by net cash provided by operating activities of $701,000 and $1,090,000 of net cash provided by investing activities. The net cash provided by investing activities consisted of insurance proceeds of $916,000 (related to the Bowling Green Kentucky property which was sold in June 1999) and $234,000 of minimum lease payments received (net of interest income), which was partially offset by the payment of leasing costs $60,000. At December 31, 2000, the Partnership had $1,317,000 in cash reserves which has been invested primarily in money market mutual funds.

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that became vacant and is responsible for a portion of the operating expenses at the Victoria, Texas property. The Partnership's rental and interest income was sufficient for the year ended December 31, 2000, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of December 31, 2000, Partnership distributions (paid or accrued) aggregated $1,923,000 ($42.13 per unit) to its limited partners and $87,000 to the general partners, which included approximately $916,000 of proceeds from an insurance settlement for the Bowling Green, Kentucky property.

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. In February 2000, the Toys `R' Us leases for Livingston, New Jersey and Beaumont, Texas which expired on January 31, 2001, were extended for five years at the same annual rental rates, through January 31, 2006. In September 2000, the Duckwall-Alco Stores lease at the Nebraska City, Nebraska property was extended for five years at the same annual rental rate, through December 22, 2005.

         The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.

         During 2000, affiliates of the general partner acquired approximately .5% of the total limited partnership units. As a result of this purchase, the affiliates now own approximately 19.5% of the outstanding limited partnership units.

         Results of Operations

         Net income increased by $220,000 for the year ended December 31, 2000, as compared to 1999, due to an increase in revenues of $196,000, and a decrease in expenses of $24,000.

         Revenues increased primarily due to the $916,000 received in 2000 from the Wal-Mart insurance settlement relating to the Bowling Green, Kentucky property which was sold during 1999 which more than offset a $652,000 gain recognized on the sale of properties in 1999 and a decrease in interest income on real estate leases accounted for under the financing method of $59,000. In addition, interest income on short term investments decreased by $16,000 in 2000 as compared to 1999 and rental income remained relatively constant.

         The decrease in expenses was attributable to a decrease in operating expenses of $49,000 which was partially offset by an increase in general and administrative expenses of $25,000. Operating expenses decreased due to the sale of the Bowling Green, Kentucky property in 1999 and the leasing of the vacant portion of the Victoria, Texas property. General and administrative expenses increased due to an increase in legal fees in connection with various Partnership matters.

Recently Issued Accounting Standards

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No, 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7.  Financial Statements

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                      INDEX

                                                                            Page


Independent Auditors' Report.................................................13

Financial Statements:

Balance Sheets as of December 31, 2000 and 1999..............................14

Statements of Income for the Years Ended
     December 31, 2000 and 1999..............................................15

Statements of Partners' Capital for the Years Ended
     December 31, 2000 and 1999..............................................16

Statements of Cash Flows for the Years Ended
     December 31, 2000 and 1999..............................................17

Notes to  Financial Statements...............................................18

                          Independent Auditors' Report


To the Partners
Winthrop Partners 80 Limited Partnership


We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 2000 and 1999, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                               /s/ Imowitz Koenig & Co., LLP


New York, New York
January 31, 2001

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                        DECEMBER 31,
                                                     ------------------
                                                       2000       1999
                                                     -------    -------
ASSETS

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $675 (2000) and $592 (1999)                    $ 3,831    $ 3,914
Accounted for under the financing method                 905      1,139
                                                     -------    -------
                                                       4,736      5,053

Other Assets:

Cash and cash equivalents                              1,317      1,953
Other assets                                             174         70
                                                     -------    -------
           Total Assets                              $ 6,227    $ 7,076
                                                     =======    =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                $    81    $    46
Distributions payable to partners                        280        697
                                                     -------    -------

           Total Liabilities                             361        743
                                                     -------    -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units        6,486      6,925
General Partners' Deficit                               (620)      (592)
                                                     -------    -------

           Total Partners' Capital                     5,866      6,333
                                                     -------    -------

           Total Liabilities and Partners' Capital   $ 6,227    $ 7,076
                                                     =======    =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                     YEARS ENDED DECEMBER 31,
                                                     ------------------------
                                                          2000     1999
                                                         ------   ------
Income:
Rental income from real estate leases accounted
      for under the operating method                     $  720   $  713
Interest on short-term investments                           97      113
Interest income on real estate leases accounted
      for under the financing method                         80      139
Gain on sale of property                                     --      652
Insurance settlement income                                 916       --
Other income                                                  2        2
                                                         ------   ------
         Total income                                     1,815    1,619
                                                         ------   ------

Expenses:
Depreciation and amortization                                92       92
Management fees                                              15       15
Operating Expenses                                           39       88
General and administrative                                  126      101
                                                         ------   ------
         Total expenses                                     272      296
                                                         ------   ------
Net income                                               $1,543   $1,323
                                                         ======   ======
Net income allocated to general partners                 $   59   $   60
                                                         ======   ======
Net income allocated to limited partners                 $1,484   $1,263
                                                         ======   ======
Net income per Unit of Limited Partnership Interest      $32.51   $27.67
                                                         ======   ======
Distributions per Unit of Limited Partnership Interest   $42.13   $56.78
                                                         ======   ======

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                        (In Thousands, Except Unit Data)

                                 Units of
                                  Limited      General       Limited        Total
                                Partnership   Partners'     Partners'     Partners'
                                 Interest      Deficit       Capital       Capital
                                 -------       -------       -------       -------
Balance - January 1, 1999         45,646       $  (410)      $ 8,254       $ 7,844

    Distributions                                 (242)       (2,592)       (2,834)
    Net income                                      60         1,263         1,323
                                 -------       -------       -------       -------

Balance - December 31, 1999       45,646          (592)        6,925         6,333

    Distributions                                  (87)       (1,923)       (2,010)
    Net income                                      59         1,484         1,543
                                 -------       -------       -------       -------
Balance - December 31, 2000       45,646       $  (620)      $ 6,486       $ 5,866
                                 =======       =======       =======       =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                    YEARS ENDED DECEMBER 31,
                                                                    ------------------------
                                                                        2000       1999
                                                                      -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                            $ 1,543    $ 1,323
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                         83         87
      Amortization                                                          9          5
      Gain on sale of property                                             --       (652)
      Insurance settlement income                                        (916)        --
Changes in assets and liabilities:
      Increase in other assets                                            (53)        (5)
      Increase (decrease) in accounts payable and
           accrued expenses                                                35        (20)
                                                                      -------    -------

      Net cash provided by operating activities                           701        738
                                                                      -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method       234        220
      Insurance settlement income                                         916         --
      Leasing costs                                                       (60)        --
      Proceeds from sale of property                                       --      1,927
      Additions to real estate                                             --       (246)
                                                                      -------    -------

      Net cash provided by investing activities                         1,090      1,901
                                                                      -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions                                               (2,427)    (2,447)
                                                                      -------    -------
      Cash used in financing activities                                (2,427)    (2,447)
                                                                      -------    -------
Net (decrease) increase in cash and cash equivalents                     (636)       192

Cash and Cash Equivalents, Beginning of Year                            1,953      1,761
                                                                      -------    -------
Cash and Cash Equivalents, End of Year                                $ 1,317    $ 1,953
                                                                      =======    =======

Supplemental Disclosure of Non-Cash Financing and Investing
      Activities -

Distributions declared not paid as of December 31                     $   280    $   697
                                                                      =======    =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Partners 80 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases five properties, two of which are located in Texas and one each in Iowa, Nebraska and New Jersey. Four of the properties are leased to single tenants under net lease agreements.

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of real estate. Actual results could differ from those estimates.

     Leases

     The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.

     (a) Financing Method

         Under this method, minimum lease payments to be received plus the estimated value of the property at the end of the lease are considered to be the Partnership's gross investment in the lease. Unearned income, representing the difference between gross investment and actual cost of the leased property is amortized over the lease term using the interest rate implicit in the lease to provide a level rate of return over the lease term.

     (b) Operating Method

         Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Percentage Rent

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded when earned. For the years ended December 31, 2000 and 1999, the Partnership received percentage rent totaling approximately $57,000 and $60,000, respectively.

     Revenue Recognition

     Rental income from tenants with leases having scheduled rental increases or deferred rental payments are recognized on a straight-line basis over the term of the lease.

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

     Deferred Costs

     At December 31, 2000 and 1999, deferred leasing costs of $170,000 and $56,000 respectively, are being amortized on a straight-line basis over the life of the respective lease. Accumulated amortization totaled $18,000 and $9,000 at December 31, 2000 and 1999, respectively. Deferred leasing costs are included in other assets.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents approximates its fair value due to the short term nature of such instruments.

     Distributions to Partners

     The Partnership's distributions (paid or accrued) aggregated $1,923,000 ($42.13 per Unit) and $2,592,000 ($56.78 per Unit) to its limited partners for the years ended December 31, 2000 and 1999, respectively. The cash distribution due partners for the three months ended December 31, 2000 and 1999 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.

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

     Concentration of Credit Risk

     Principally all of the Partnership's cash and cash equivalents consist of mutual funds that invest in U.S. treasury bills and repurchase agreements with original maturity dates of three months or less.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     (Continued)

     Segment Reporting

     The Partnership has one reportable segment, net leased commercial real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

     Recently Issued Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No, 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement is effective for fiscal years beginning after June 15, 2000. The Partnership believes that the effect of SFAS 133 on its financial statements will be immaterial.

2.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by Winthrop Management LLC. For each of the years ended December 31, 2000 and 1999, Winthrop Management LLC earned $15,000 for managing the properties of the Partnership.

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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

2.   TRANSACTIONS WITH RELATED PARTIES (Continued)

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

     During 1999, an affiliate of the general partner acquired for a purchase price of $160 per unit approximately 19% of the total limited partnership units of the Partnership (8,328.48 units). During 2000, affiliates purchased an additional .5% of the total limited partnership units. As a result of these purchases, the affiliates own approximately 19.5% of the outstanding limited partnership units.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                             December 31,
                                     --------------------------
                                        2000           1999
                                     -----------    -----------

          Land                       $ 1,811,000    $ 1,811,000
          Commercial buildings         2,695,000      2,695,000
          Accumulated depreciation      (675,000)      (592,000)
                                     -----------    -----------

                                     $ 3,831,000    $ 3,914,000
                                     ===========    ===========

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

               2001...................      $   888,000
               2002...................          933,000
               2003...................          943,000
               2004...................          948,000
               2005...................          948,000
               Thereafter.............          840,000
                                            -----------
                                            $ 5,500,000
                                            ===========

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

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

     In September 2000, the tenant at the Nebraska City, Nebraska property exercised the option to extend their lease for five years at the same annual rental rate, through December 2005.

4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

     Real estate leased to others, accounted for under the financing method is summarized as follows:

                                                December 31,
                                         --------------------------
                                             2000           1999
                                         -----------    -----------

     Minimum lease payments receivable   $    32,000    $   340,000
     Unguaranteed residual value             879,000        879,000
                                         -----------    -----------
                                             911,000      1,219,000
     Less:  Unearned income                   (6,000)       (80,000)
                                         -----------    -----------
                                         $   905,000    $ 1,139,000
                                         ===========    ===========

     The leases with Toys `R' Us for the Partnership's properties located in Livingston, NJ and Beaumont, TX, were scheduled to expire on January 31, 2001. In February 2000, both leases were renewed for an additional five years through January 31, 2006 at the same annual rental rates. At the beginning of the renewal period, the extended leases will be reclassified as operating leases.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

5.   SIGNIFICANT TENANTS

     For the year ended December 31, 2000 approximately 90% of revenue from rental operations was from four tenants. For the year ended December 31, 1999 five tenants comprised approximately 95% of the Partnership's rental revenue. Approximately 40% and 32% of revenue from rental operations was from the Partnership's Victoria, Texas property during 2000 and 1999, respectively. This property had two tenants at the end of 2000 and one tenant at the end of 1999.

6.   SALE OF PROPERTIES

     The Partnership's Bowling Green, Kentucky property was sold to an unaffiliated third party on June 16, 1999 for $1,757,000 (net of closing costs of $143,000). The Partnership spent approximately $152,000 in improvements before the sale. Since the carrying value of the property was $1,237,000, the Partnership realized a gain of $520,000. The Partnership negotiated with Wal-Mart for the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998. The Partnership received insurance proceeds, net of expenses, of $916,000 on this property in 2000.

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

7.   TAXABLE INCOME

     The Partnership's taxable income for 2000 and 1999 differs from net income for financial reporting purposes, as follows:

                                                             2000           1999
                                                          -----------    -----------
Net income for financial reporting purposes               $ 1,543,000    $ 1,323,000
     Minimum lease payments received, net of interest
     income earned, on leases accounted for under
     the financing method                                     234,000        220,000
     Depreciation on leases accounted for under the
     financing method and tax depreciation adjustment         (65,000)       (82,000)
     Gain on sale of property                                      --        315,000
     Other                                                    (16,000)            --
                                                          -----------    -----------
Taxable income                                            $ 1,696,000    $ 1,776,000
                                                          ===========    ===========

Taxable income per Unit of Limited Partnership Interest   $     35.58    $     37.28
                                                          ===========    ===========

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2000 or 1999 audits of the Partnership's financial statements.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2001, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                                                 Has Served as a
                      Position Held with the                     Director or
Name                  Managing General Partner                   Officer Since
----                  ------------------------                   -------------

Michael L. Ashner     Chief Executive Officer and Director       1-96

Thomas C. Staples     Chief Financial Officer                    1-99

Peter Braverman       Executive Vice President and Director      1-96

Carolyn Tiffany       Chief Operating Officer and Clerk          10-95

         Michael L. Ashner, age 48, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 45, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 49, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Carolyn Tiffany, age 34, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

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

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at February 1, 2001, except Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, which owns 9,292.97 Units (approximately 20.36% of the total outstanding units) substantially all or which were acquired pursuant to its tender pursuant to its tender offer commenced on August 23, 1999. The principal office of Quadrangle Associates I L.L.C. is located at 5 Cambridge Center, Cambridge, Massachusetts 02142.

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

         (b)  Security ownership of management.

         None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at March 1, 2001. However, a wholly-owned subsidiary of WFA owns 210 Units and WFA owns 32 units, which, in the aggregate, represents less than one percent of the outstanding units. In addition, Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, acquired 9,292.97 Units (approximately 20.36% of the total outstanding units).

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

         Winthrop Management, LLC is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For each of the years ended December 31, 2000 and 1999, Winthrop Management, LLC earned approximately $15,000 for managing the real properties of the Partnership.

         The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the year ended December 31, 2000, the Partnership accrued a distribution from Cash Available for Distribution to the General Partners of $22,426.

         WFA, WFC Realty Co., Inc. and Quadrangle Associates I L.L.C. own 32, 210 and 9,292.97 units respectively. Each of WFA, WFC Realty Co., Inc. and Quadrangle Associates I L.L.C. receives its proportionate share of Cash Available for Distribution, pursuant to Section 4.1 of the Partnership Agreement.

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

                              WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              By: ONE WINTHROP PROPERTIES, INC.,
                                  Managing General Partner

                                  By: /s/ Michael Ashner
                                      ----------------------------------
                                      Michael Ashner
                                      Chief Executive Officer

                                      Date:  March 29, 2001

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name           Title                                Date
--------------           -----                                ----

/s/ Michael Ashner       Chief Executive Officer              March 29, 2001
------------------       and Director
Michael Ashner

/s/ Thomas Staples       Chief Financial Officer              March 29, 2001
------------------
Thomas Staples

                                INDEX TO EXHIBITS

             Exhibit                                                        Page
             -------                                                        ----

3            Amended and Restated Agreement of Limited Partnership           (1)
             of Winthrop Partners 80 dated as of June 5, 1980

4            See Exhibit (3).

10(a)        Property Management Agreement between Winthrop Partners         (1)
             80 and WP Management Co., Inc. dated February 12, 1980

10(b)        Documents relating to Dairymart, formerly The Lawson            (2)
             Company ("Dairymart"), property in Bolivar, Ohio

10(c)        Documents relating to the Dairymart property in                 (2)
             Creston, Ohio

10(d)        Documents relating to the Dairymart property in                 (2)
             Berkley, Michigan

10(e)        Documents relating to the Motorola, formerly Duckwall-          (3)
             Alco Stores, Inc., property in Mt. Pleasant, Iowa

             Release Agreement and Assumption and Assignment of              (4)
             Lease, dated September 29, 1989

             First Amendment to Sublease, dated March 31, 1990.              (4)

             Second Amendment to Sublease, dated April 9, 1991.              (4)

10(f)        Documents relating to the Duckwall-Alco Stores, Inc.            (3)
             property in Nebraska City, Nebraska

             Assumption and Amendment to Lease, dated                        (4)
             September 11, 1989

10(g)        Documents relating to the Wal-Mart Stores, Inc.                 (3)
             ("Wal-Mart") property in Bowling Green, Kentucky

10(h)        Documents relating to the Wal-Mart property in                  (3)
             Victoria, Texas

10(i)        First Amendment to Lease, date October 7, 1994,                 (5)
             between Winthrop Partners 80 Limited Partnership and
             Wal-Mart Stores, Inc.

16.          Letter from Arthur Andersen LLP dated September 19, 1996.       (6)

99.          Supplementary Information required pursuant to                  33
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