Form 10QSB
period 2001-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2001-05-17
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended March 31, 2001

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Massachusetts                                 04-2693546
--------------------------------------------------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

 Five Cambridge Center, Cambridge, MA                      02142-1493
--------------------------------------------------------------------------------
(Address of principal executive office)                    (Zip Code)

        Registrant's telephone number, including area code (617) 234-3000


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


                                     1 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                               MARCH 31,2001   DECEMBER 31,
                                                                (UNAUDITED)       2000
                                                                -----------    ------------
Assets

Real Estate Leased to Others:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $711 (2001) and $675 (2000)                               $    4,674     $     3,831
Accounted for under the financing method                                 -             905
                                                                -----------    ------------
                                                                     4,674           4,736

Other Assets:

Cash and cash equivalents                                            1,235           1,317
Deferred costs and other assets (net of accumulated
      amortization of $24 (2001) and $18 (2000)                        239             174
                                                                -----------    ------------
         Total Assets                                           $    6,148     $     6,227
                                                                ===========    ============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                           $       86     $        81
Distributions payable to partners                                      280             280
                                                                -----------    ------------
         Total Liabilities                                             366             361
                                                                -----------    ------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                      6,408           6,486
General Partners' Deficit                                             (626)           (620)
                                                                -----------    ------------
         Total Partners' Capital                                     5,782           5,866
                                                                -----------    ------------
         Total Liabilities and Partners' Capital                $    6,148     $     6,227
                                                                ===========    ============



                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

STATEMENTS OF INCOME (UNAUDITED)

(In Thousands, Except Unit Data)

                                                           FOR THE THREE MONTHS ENDED
                                                            MARCH 31,     MARCH 31,
                                                              2001          2000
                                                           ----------    ----------
Income:

Rental income from real estate leases accounted
      for under the operating method                       $     245     $     164
Interest on short-term investments                                15            21
Interest income on real estate leases accounted
      for under the financing method                               6            24
                                                           ----------    ----------

         Total income                                            266           209
                                                           ----------    ----------

Expenses:

Depreciation and amortization                                     42            22
Management fees                                                    3             4
Operating expenses                                                 -             2
General and administrative                                        25            30
                                                           ----------    ----------

         Total expenses                                           70            58
                                                           ----------    ----------

Net income                                                 $     196     $     151
                                                           ==========    ==========

Net income allocated to general partners                   $      16     $      12
                                                           ==========    ==========

Net income allocated to limited partners                   $     180     $     139
                                                           ==========    ==========

Net income per Unit of Limited Partnership Interest        $    3.94     $    3.05
                                                           ==========    ==========

Distributions per Unit of Limited Partnership Interest     $    5.65     $    4.97
                                                           ==========    ==========

                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                             UNITS OF
                              LIMITED        GENERAL      LIMITED       TOTAL
                            PARTNERSHIP     PARTNERS'    PARTNERS'    PARTNERS'
                             INTEREST        DEFICIT      CAPITAL      CAPITAL
                            ------------  -----------  ----------   -----------


Balance - January 1, 2001        45,646   $     (620)  $   6,486    $    5,866

    Distributions                                (22)       (258)         (280)

    Net income                                    16         180           196
                            ------------  -----------  ----------   -----------

Balance - March 31, 2001         45,646   $     (626)  $   6,408    $    5,782
                            ============  ===========  ==========   ===========













                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)
                                                                               FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,      MARCH 31,
                                                                                   2001           2000
                                                                               ------------    -----------
Cash Flows From Operating Activities:

Net income                                                                     $       196     $      151
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                      36             21
      Amortization                                                                       6              1

Changes in assets and liabilities:
      (Increase) decrease in other assets                                              (71)            34
      Increase in accounts payable and
         accrued expenses                                                                5             13
                                                                               ------------    -----------
Net cash provided by operating activities:                                             172            220
                                                                               ------------    -----------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                     26             54
                                                                               ------------     ----------
      Cash provided by investing activities                                             26             54
                                                                               ------------    -----------

Cash Flows From Financing Activities:

      Cash distributions                                                              (280)          (697)
                                                                               ------------    -----------
      Cash used in financing activities                                               (280)          (697)
                                                                               ------------    -----------

Net decrease in cash and cash equivalents                                              (82)          (423)

Cash and cash equivalents, beginning of period                                       1,317          1,953
                                                                               ------------    -----------
Cash and cash equivalents, end of period                                       $     1,235     $    1,530
                                                                               ============    ===========
Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distributions to partners                                        $       280     $      227
                                                                               ============    ===========





                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

                          NOTES TO FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2000.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2000 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         Management fees earned by an affiliate of the Managing General Partner totaled $3,000 and $4,000 during the three months ended March 31, 2001 and March 31, 2000, respectively.

3.       REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

         The leases with Toys `R' Us for the Partnership's properties located in Livingston, NJ and Beaumont, TX, expired on January 31, 2001. Both leases were renewed for an additional five years through January 31, 2006 at the same annual rental rates. At the beginning of the renewal period, the extended leases were reclassified as operating leases.






                                     6 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

         Liquidity and Capital Resources

         The Partnership continues to hold an interest in five properties which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately two and seven years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. One of the Partnership's properties, located in Mt. Pleasant, Iowa, had a lease which expired on November 30, 2000. Motorola, who was the tenant at the property, continued to lease the property on a month to month basis. In February 2001, the Partnership received notice from Motorola, that they would vacate the property as of March 31, 2001. In April 2001, the Partnership entered into a net lease agreement with Experian Services Corporation for this vacated property at approximately the same annual rental as the previous tenant. The initial lease term began on April 23, 2001 and is scheduled to expire on March 31, 2003 with the tenant having an option to renew the lease for two renewal terms of one year each. The tenant is required to pay annual rent of $128,450 during the initial term and any renewal term.

         The level of liquidity based on cash and cash equivalents experienced an $82,000 decrease at March 31, 2001 as compared to December 31, 2000. The decrease was due to partner distributions of $280,000, which was partially offset by net cash provided by operating activities of $172,000 and $26,000 of minimum lease payments received, net of interest income earned, on leases accounted for under the financing method. At March 31, 2001, the Partnership had $1,235,000 in cash reserves which has been invested primarily in money market mutual funds.






                                7 of 13

               WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                      FORM 10-QSB MARCH 31, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (continued)

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient for the three months ended March 31, 2001, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of March 31, 2001, the Partnership recorded accrued distributions of $258,000 ($5.65 per unit) to its limited partners and $22,000 to the general partners. In addition the Partnership made distributions of $280,000 during the three months ended March 31, 2001, which consisted of distributions of $258,000 ($5.65 per unit) to its limited partners and $22,000 to the general partners.

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Toys `R' Us leases for Livingston, New Jersey and Beaumont, Texas which expired on January 31, 2001 were extended for five years through January 31, 2006 at the same annual rental rates.

         The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership invests its working capital reserves in money market mutual funds.

         Results of Operations

         Net income increased by $45,000 for the three months ended March 31, 2001 as compared to the comparable period in 2000 due to an increase in income of $57,000, which was partially offset by an increase in expenses of $12,000.

         Income increased primarily due to an increase in rental income from real estate leases accounted for under the operating method of $81,000 which was partially offset by a decrease in interest income on real estate leases accounted for under the financing method of $18,000 and a decrease in interest income on short term investments of $6,000. The increase in rental income from leases accounted for under the operating method was due to the reclassification of leases accounted for under the financing method to operating leases. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification.




                                8 of 13

               WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                      FORM 10-QSB MARCH 31, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Results of Operations (Continued)

         The increase in expenses was attributable to an increase in depreciation and amortization expense of $20,000 which was partially offset by decreases in operating expenses of $2,000, management fees of $1,000 and general and administrative expenses of $5,000. Depreciation expense increased as a result of the reclassification of leases accounted for under the financing method to operating leases. The remaining carrying values of the leases accounted for under the financing method that were converted to operating leases are being depreciated over the remaining estimated useful life of those assets.

         Recently Issued Accounting Standards

         The Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No, 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

         Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.









                                     9 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



PART II - OTHER INFORMATION


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2001.












                                    10 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  BY: ONE WINTHROP PROPERTIES, INC.
                                      Managing General Partner



                                      BY:  /s/ Michael L. Ashner
                                           -------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director


                                      BY:  /s/ Thomas Staples
                                           -------------------------------------
                                           Thomas Staples
                                           Chief Financial Officer





                                      Dated:   May 17, 2001










                                    11 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001



EXHIBIT INDEX


         Exhibit                                                        Page No.
         -------                                                        --------

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                         13















                                    12 of 13

                                                                      EXHIBIT 99

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2001

SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT

         1. Statement of Cash Available for Distribution for the three months ended March 31, 2001:

                   Net income                                                                       $  196,000
                   Add:      Depreciation and amortization charged to income not
                             affecting cash available for distribution                                  42,000
                             Minimum lease payments received, net of interest
                             income earned, on leases accounted for under the
                             financing method                                                           26,000
                             Cash from reserves                                                         16,000
                                                                                                    -----------

                             Cash Available for Distribution                                        $  280,000
                                                                                                    ===========
                             Distributions allocated to General Partners                            $   22,000
                                                                                                    ===========
                             Distributions allocated to Limited Partners                            $  258,000
                                                                                                    ===========

         2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended March 31, 2001:

                         Entity Receiving                               Form of
                           Compensation                              Compensation                        Amount
                   ------------------------------  --------------------------------------------------  ---------
                   Winthrop
                   Management LLC                  Property Management Fees                            $  3,000

                   General Partners                Interest in Cash Available for Distribution         $ 22,000

                   Affiliates of the General
                      Partner                      Interest in Cash Available for Distribution         $  1,000






                                    13 of 13