Form 10QSB
period 2001-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2001-08-10
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                          Commission file number 0-9684
                                                 ------

                    Winthrop Partners 80 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Massachusetts                                 04-2693546
----------------------------------          -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


 7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
------------------------------------------  ------------------------------------
 (Address of principal executive office)                 (Zip Code)


        Registrant's telephone number, including area code (617)-570-4600
                                                           --------------

           Five Cambridge Center, 9th Floor, Cambridge, MA 02142-1493
           ----------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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


                                     1 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                        JUNE 30, 2001   DECEMBER 31,
                                                         (UNAUDITED)        2000
                                                        -------------   ------------
Assets
------

Real Estate:

Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $747 (2001) and $675 (2000)                          $ 4,638         $ 3,831
Accounted for under the financing method                       -               905
                                                           -------         -------

                                                             4,638           4,736
Other Assets:

Cash and cash equivalents                                    1,191           1,317
Deferred costs and other assets (net of accumulated
      amortization of $30 (2001) and $18 (2000)                312             174
                                                           -------         -------

          Total Assets                                     $ 6,141         $ 6,227
                                                           =======         =======

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                      $    95         $    81
Distributions payable to partners                              280             280
                                                           -------         -------

          Total Liabilities                                    375             361
                                                           -------         -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units              6,393           6,486
General Partners' Deficit                                     (627)           (620)
                                                           -------         -------

          Total Partners' Capital                            5,766           5,866
                                                           -------         -------

          Total Liabilities and Partners' Capital          $ 6,141         $ 6,227
                                                           =======         =======


                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                              FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                               JUNE 30,        JUNE 30,        JUNE 30,        JUNE 30,
                                                                 2001            2000            2001            2000
                                                               --------        --------        --------        --------
Income:

Rental income from real estate leases accounted
      for under the operating method                            $  322          $  212          $  567          $  376
Interest on short-term investments                                  11              27              26              48
Interest income on real estate leases accounted
      for under the financing method                                 -              24               6              48
Insurance settlement income                                          -             922               -             922
Other income                                                         -               2               -               2
                                                                ------          ------          ------          ------

          Total income                                             333           1,187             599           1,396
                                                                ------          ------          ------          ------

Expenses:

Depreciation and amortization                                       41              22              84              44
Management fees                                                      4               4               7               8
Operating expenses                                                   -               3               -               5
General and administrative                                          24              47              48              77
                                                                ------          ------          ------          ------

          Total expenses                                            69              76             139             134
                                                                ------          ------          ------          ------

Net income                                                      $  264          $1,111          $  460          $1,262
                                                                ======          ======          ======          ======

Net income allocated to general partners                        $   21          $   25          $   37          $   37
                                                                ======          ======          ======          ======

Net income allocated to limited partners                        $  243          $1,086          $  423          $1,225
                                                                ======          ======          ======          ======

Net income per Unit of Limited Partnership Interest             $ 5.32          $23.79          $ 9.27          $26.84
                                                                ======          ======          ======          ======

Distributions per Unit of Limited Partnership Interest          $ 5.65          $25.84          $11.30          $30.82
                                                                ======          ======          ======          ======


                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                       UNITS OF
                                        LIMITED             LIMITED              GENERAL                TOTAL
                                      PARTNERSHIP          PARTNERS'            PARTNERS'             PARTNERS'
                                       INTEREST             CAPITAL              DEFICIT              CAPITAL
                                   ------------------  -------------------  ------------------   -------------------

Balance - January 1, 2001                45,646              $ 6,486            $  (620)               $ 5,866

    Distributions                                               (516)               (44)                  (560)

    Net income                                                   423                 37                    460
                                        -------              -------            -------                -------

Balance - June 30, 2001                  45,646              $ 6,393            $  (627)               $ 5,766
                                        =======              =======            =======                =======



















                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001



STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                               FOR THE SIX MONTHS ENDED
                                                                               JUNE 30,        JUNE 30,
                                                                                 2001            2000
                                                                               --------        --------
Cash Flows From Operating Activities:

Net income                                                                     $   460         $ 1,262
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                  72              41
      Amortization                                                                  12               3

Changes in assets and liabilities:
      (Increase) decrease in other assets                                         (150)             22
      Increase in accounts payable and
         accrued expenses                                                           14              18
                                                                               -------         -------

Net cash provided by operating activities:                                         408           1,346
                                                                               -------         -------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                 26             109
                                                                               -------         -------

      Cash provided by investing activities                                         26             109
                                                                               -------         -------

Cash Flows From Financing Activities:

      Cash distributions                                                          (560)           (925)
                                                                               -------         -------

      Cash used in financing activities                                           (560)           (925)
                                                                               -------         -------

Net (decrease) increase in cash and cash equivalents                              (126)            530

Cash and cash equivalents, beginning of period                                   1,317           1,953
                                                                               -------         -------

Cash and cash equivalents, end of period                                       $ 1,191         $ 2,483
                                                                               =======         =======

Supplemental Disclosure of Non-Cash Financing
      Activities -

Accrued distributions to partners                                              $   280         $ 1,222
                                                                               =======         =======


                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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

         The results of operations for the six months ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         Management fees earned by an affiliate of the Managing General Partner totaled $7,000 and $8,000 during the six months ended June 30, 2001 and June 30, 2000, respectively.

3.       REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD

         The leases with Toys 'R' Us for the Partnership's properties located in Livingston, NJ and Beaumont, TX, expired on January 31, 2001. Both leases were renewed for an additional five years through January 31, 2006 at the same annual rental rates. At the beginning of the renewal period, the extended leases were reclassified as operating leases.














                                     6 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001

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

        The level of liquidity based on cash and cash equivalents experienced a $126,000 decrease at June 30, 2001 as compared to December 31, 2000. The decrease was due to partner distributions of $560,000, which was partially offset by $408,000 of net cash provided by operating activities and $26,000 of minimum lease payments received, net of interest income earned, on leases accounted for under the financing method. At June 30, 2001, the Partnership had $1,191,000 in cash reserves which has been invested primarily in money market mutual funds.







                                     7 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

        Liquidity and Capital Resources (continued)

        The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient for the six months ended June 30, 2001, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of June 30, 2001, the Partnership recorded accrued distributions of $258,000 ($5.65 per unit) to its limited partners and $22,000 to the general partners. In addition the Partnership made distributions of $560,000 during the six months ended June 30, 2001, which consisted of distributions of $516,000 ($11.30 per unit) to its limited partners and $44,000 to the general partners.

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


        Results of Operations

        Net income decreased by $802,000 for the six months ended June 30, 2001 as compared to the comparable period in 2000 due to a decrease in income of $797,000 and an increase in expenses of $5,000.

        Income decreased primarily due to the Partnership receiving insurance settlement income of $922,000 during the six months ended June 30, 2000 and a decrease in interest income on real estate leases accounted for under the financing method of $42,000, which was partially offset by an increase in rental income from real estate leases accounted for under the operating method of $191,000. The increase in rental income from leases accounted for under the operating method was due to the reclassification of leases accounted for under the financing method to operating leases. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification.




                                     8 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

        Results of Operations (Continued)

        The increase in expenses was attributable to an increase in depreciation and amortization expense of $40,000 which was substantially offset by decreases in operating expenses of $5,000, management fees of $1,000 and general and administrative expenses of $29,000. Depreciation expense increased as a result of the reclassification of leases accounted for under the financing method to operating leases. The remaining carrying values of the leases accounted for under the financing method that were converted to operating leases are being depreciated over the remaining estimated useful life of those assets. General and administrative expenses decreased primarily due to a decrease in legal fees.


        Recently Issued Accounting Standards

        The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards "SFAS" No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No, 133." The Statement deferred for one year the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement requires companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. This Statement was effective for fiscal years beginning after June 15, 2000. There was no effect from this Statement on the Partnership's financial statements.

        In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not affect the Partnership's financial statements.

        In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not affect the Partnership's financial statements.


        Quantitative and Qualitative Disclosures of Market Risk

        The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.



                                     9 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001



PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


        (a) Exhibits:

            99. Supplementary Information Required Pursuant to Section 9.4 of
                the Partnership Agreement.

        (b) Reports of Form 8-K:

            No reports on Form 8-K were filed during the period ended June 30, 2001.

























                                    10 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001


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



                             BY:   ONE WINTHROP PROPERTIES, INC.
                                   Managing General Partner



                                   BY: /s/ Michael L. Ashner
                                       ------------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer and Director


                                   BY: /s/ Thomas C. Staples
                                       ------------------------------------
                                       Thomas C. Staples
                                       Chief Financial Officer





                                   Dated: August 9, 2001















                                    11 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2001



EXHIBIT INDEX


      Exhibit                                                     Page No.
      -------                                                     --------

99.   Supplementary Information Required Pursuant to
      Section 9.4 of the Partnership Agreement.                      13

























                                    12 of 13