Form 10QSB
period 2001-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2001-11-13
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684
                                                 ------

                    Winthrop Partners 80 Limited Partnership
        (Exact name of small business issuer as specified in its charter)

             Massachusetts                                      04-2693546
--------------------------------------------          --------------------------
      (State or other jurisdiction of             (I.R.S. Employer Identification No.)
       incorporation or organization)


   7 Bulfinch Place, Suite 500, Boston, MA                       02114-9507
---------------------------------------------         --------------------------
  (Address of principal executive office)                        (Zip Code)

    Registrant's telephone number, including area code     (617)-570-4600
                                                         ---------------------





Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ----    -----








                                     1 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001


                         PART 1 - FINANCIAL INFORMATION


       ITEM 1. FINANCIAL STATEMENTS.

       BALANCE SHEETS

       (IN THOUSANDS, EXCEPT UNIT DATA)                      SEPTEMBER 30,
                                                                 2001                    DECEMBER 31,
                                                              (UNAUDITED)                    2000
                                                         ------------------------  ------------------------
Assets
------

Real Estate:

Accounted for under the operating method,
   at cost, net of accumulated depreciation of
   $783 (2001) and $675 (2000)                            $                4,602     $                3,831
Accounted for under the financing method                                       -                        905
                                                         ------------------------    ----------------------

                                                                           4,602                      4,736

Other Assets:

Cash and cash equivalents                                                  1,236                      1,317
Deferred costs and other assets (net of accumulated
   amortization of $36 (2001) and $18 (2000)                                 224                        174
                                                         -----------------------     ----------------------

          Total Assets                                   $                 6,062     $                6,227
                                                         =======================     ======================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                    $                   111     $                   81
Distributions payable to partners                                            280                        280
                                                         -----------------------     -----------------------

          Total Liabilities                                                  391                        361
                                                         -----------------------     ----------------------

Partners' Capital:

Limited Partners -
  Units of Limited Partnership Interest,
  $500 stated value per Unit; authorized - 50,010
  Units; issued and outstanding - 45,646 Units                             6,306                      6,486
General Partners' Deficit                                                   (635)                      (620)
                                                         -----------------------     ----------------------

          Total Partners' Capital                                          5,671                      5,866
                                                         -----------------------     ----------------------

          Total Liabilities and Partners' Capital        $                 6,062      $               6,227
                                                         =======================     ======================

                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001


STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                      FOR THE THREE MONTHS ENDED                   FOR THE NINE MONTHS ENDED
                                                  SEPTEMBER 30,        SEPTEMBER 30,            SEPTEMBER 30,         SEPTEMBER 30,
                                                     2001                   2000                   2001                   2000
                                                 ---------------      ----------------       -------------------    ---------------
Income:

Rental income from real estate leases accounted
  for under the operating method                 $          261       $           159        $               828    $           535
Interest on short-term investments                            9                    29                         35                 77
Interest income on real estate leases accounted
     for under the financing method                           -                    22                          6                 70
Insurance settlement income                                   -                    (6)                         -                916
Other income                                                  -                     -                          -                  2
                                                 ---------------      ----------------       -------------------    ---------------

          Total income                                      270                   204                        869              1,600
                                                 ---------------      ----------------       -------------------    ---------------

Expenses:

Depreciation and amortization                                42                    22                       126                  66
Management fees                                               5                     3                        12                  11
Operating expenses                                            -                     9                         -                  14
General and administrative                                   37                    31                        85                 108
                                                 ---------------      ----------------       -------------------    ---------------

          Total expenses                                     84                    65                       223                 199
                                                 ---------------      ----------------       -------------------    ---------------

Net income                                       $          186       $           139        $              646     $         1,401
                                                 ===============      ================       ===================    ================

Net income allocated to general partners         $           15       $            11        $               52     $            48
                                                 ===============      ================       ===================    ================

Net income allocated to limited partners         $          171       $           128        $              594     $         1,353
                                                 ===============      ================       ===================    ================

Net income per Unit of Limited Partnership
   Interest                                      $         3.74       $          2.80        $            13.01     $         29.64
                                                 ===============      ================       ===================    ================

Distributions per Unit of Limited Partnership
   Interest                                      $         5.65       $          5.66        $            16.95     $         36.48
                                                 ===============      ================       ===================    ================






                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                              UNITS OF
                                               LIMITED               LIMITED                 GENERAL                 TOTAL
                                             PARTNERSHIP            PARTNERS'               PARTNERS'              PARTNERS'
                                               INTEREST              CAPITAL                 DEFICIT                CAPITAL
                                       -------------------- ----------------------  ---------------------  ----------------------

Balance - January 1, 2001                          45,646   $              6,486    $             (620)    $              5,866

  Distributions                                                             (774)                  (67)                    (841)

  Net income                                                                 594                    52                      646
                                       -------------------- ----------------------  ---------------------  ----------------------

Balance - September 30, 2001                       45,646   $              6,306    $             (635)    $              5,671
                                       ==================== ======================  =====================  ======================




















                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)
                                                                             FOR THE NINE MONTHS ENDED
                                                                      SEPTEMBER 30,              SEPTEMBER 30,
                                                                          2001                       2000
                                                                 ------------------------   ------------------------
Cash Flows From Operating Activities:

Net income                                                       $                  646     $                1,401
Adjustments to reconcile net income to net cash provided
 by operating activities:
   Depreciation                                                                     108                         62
   Amortization                                                                      18                          4
   Insurance settlement income                                                        -                       (916)

Changes in assets and liabilities:
   (Increase) decrease in other assets                                              (68)                        23
   Increase in accounts payable and
       accrued expenses                                                              30                         29
                                                                 ------------------------   ------------------------

Net cash provided by operating activities:                                          734                        603
                                                                 ------------------------   ------------------------

Cash Flows From Investing Activities:
   Minimum lease payments received, net of interest income
       earned, on leases accounted for under the financing method                    26                        165
   Insurance settlement income                                                        -                        916
   Leasing costs                                                                      -                        (54)
                                                                 ------------------------   ------------------------

   Net cash provided by investing activities                                         26                      1,027
                                                                 ------------------------   ------------------------

Cash Flows From Financing Activities:

   Cash distributions                                                              (841)                    (2,147)
                                                                 ------------------------   ------------------------

   Cash used in financing activities                                               (841)                    (2,147)
                                                                  ------------------------   ------------------------

Net decrease in cash and cash equivalents                                           (81)                      (517)

Cash and cash equivalents, beginning of period                                     1,317                     1,953
                                                                  ------------------------   ------------------------

Cash and cash equivalents, end of period                          $                1,236     $               1,436
                                                                  ========================   ========================

Supplemental Disclosure of Non-cash Financing
     Activities -


Accrued distributions to partners                                 $                  280     $                  280
                                                                  ========================   ========================


                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001


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

         The results of operations for the nine months ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

2.       RELATED PARTY TRANSACTIONS

         Management fees earned by an affiliate of the Managing General Partner totaled $12,000 and $11,000 during the nine months ended September 30, 2001 and September 30, 2000, respectively.

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





                                    6 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2001
                         ------------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              ----------------------------------------------------------

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

              Liquidity and Capital Resources
              -------------------------------

              The Partnership continues to hold an interest in five properties which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately two and seven years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. One of the Partnership's properties, located in Mt. Pleasant, Iowa, had a lease which expired on November 30, 2000. Motorola, who was the tenant at the property, continued to lease the property on a month to month basis. In February 2001, the Partnership received notice from Motorola that they would vacate the property as of March 31, 2001. In April 2001, the Partnership entered into a net lease agreement with Experian Services Corporation for this vacated property at approximately the same annual rental as the previous tenant. The initial lease term began on April 23, 2001 and is scheduled to expire on March 31, 2003 with the tenant having an option to renew the lease for two renewal terms of one year each. The tenant is required to pay annual rent of $128,450 during the initial term and any renewal term.

              The level of liquidity based on cash and cash equivalents experienced an $81,000 decrease at September 30, 2001 as compared to December 31, 2000. The decrease was due to partner distributions of $841,000, which was substantially offset by $734,000 of net cash provided by operating activities and $26,000 of minimum lease payments received, net of interest income earned, on leases accounted for under the financing method. At September 30, 2001, the Partnership had $1,236,000 in cash reserves which has been invested primarily in money market mutual funds.

              The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 2001, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of September 30, 2001, the Partnership recorded accrued distributions of $258,000 ($5.65 per unit) to its limited partners and $22,000 to the general partners. In addition the Partnership made distributions of $841,000 during the nine months ended September 30, 2001, which consisted of distributions of $774,000 ($16.95 per unit) to its limited partners and $67,000 to the general partners.

                                     7 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001

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

              Results of Operations


              Net income decreased by $755,000 for the nine months ended September 30, 2001 as compared to the comparable period in 2000 due to a decrease in income of $731,000 and an increase in expenses of $24,000.

              Income decreased primarily due to the Partnership receiving insurance settlement income of $916,000 during the nine months ended September 30, 2000 and a decrease in interest income on real estate leases accounted for under the financing method of $64,000, which was partially offset by an increase in rental income from real estate leases accounted for under the operating method of $293,000. The increase in rental income from leases accounted for under the operating method was primarily due to the reclassification of leases accounted for under the financing method to operating leases. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification. In addition, rental income from leases accounted for under the operating method increased by $72,000 as a result of a lease agreement, which began in October 2000, with Consolidated Stores Corporation for the vacant space at the Partnership's Victoria, Texas property.

              The increase in expenses was attributable to an increase in depreciation and amortization expense of $60,000 and management fees of $1,000, which was substantially offset by decreases in operating expenses of $14,000 and general and administrative expenses of $23,000. Depreciation expense increased as a result of the reclassification of leases accounted for under the financing method to operating leases. The remaining carrying values of the leases accounted for under the financing method that were converted to operating leases are being depreciated over the remaining estimated useful life of those assets. General and administrative expenses decreased primarily due to a decrease in legal fees.


                                    8 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001


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

              In July 2001, the FASB issued SFAS No. 141 "Business Combinations". SFAS No. 141 requires that all business combinations be accounted for under the purchase method of accounting. SFAS No. 141 also changes the criteria for the separate recognition of intangible assets acquired in a business combination. SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. This statement will not effect the Partnership's financial statements.

              In July 2001, the FASB issued SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement will not effect the Partnership's financial statements.

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this Statement generally are to be applied prospectively. The Partnership has not evaluated the effect of this statement, however, it is not expected that this statement will have a material effect on the Partnership's results of operations.

              Quantitative and Qualitative Disclosures of Market Risk


              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

                                     9 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001



PART II - OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits:

                  99.      Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the period ended September 30, 2001.































                                    10 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                            BY:         ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner



                            BY:         /s/ Michael L. Ashner
                                        -------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer and Director


                            BY:         /s/ Thomas C. Staples
                                        -------------------------------
                                        Thomas C. Staples
                                        Chief Financial Officer





                                      Dated: November 9, 2001



















                                    11 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001



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





































                                    12 of 13

                                                              EXHIBIT 99


                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         FORM 10-QSB SEPTEMBER 30, 2001


SUPPLEMENTARY INFORMATION REQUIRED PURSUANT TO SECTION 9.4 OF THE PARTNERSHIP AGREEMENT


         1. Statement of Cash Available for Distribution for the three months ended September 30, 2001:


                   Net income                                                                       $          186,000
                   Add:      Depreciation and amortization charged to income not
                             affecting cash available for distribution                                          42,000

                             Cash from reserves                                                                 52,000
                                                                                                    -------------------

                             Cash Available for Distribution                                        $          280,000
                                                                                                    ===================
                             Distributions allocated to General Partners                            $           22,000
                                                                                                    ===================
                             Distributions allocated to Limited Partners                            $          258,000

                                                                                                    ===================

         2. Fees and other compensation paid or accrued by the Partnership to the General Partners, or their affiliates, during the three months ended September 30, 2001:

                         Entity Receiving                               Form of
                           Compensation                              Compensation                           Amount
                   ------------------------------  --------------------------------------------------  -----------------
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