Form 10KSB
period 2001-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2002-04-01
CIK 315275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2001             Commission File No.    0-9684
                   -----------------                                -----------

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)

          Massachusetts                                    04-2654152
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)


      7 Bulfinch Place, Suite 500,
  P.O. Box 9507, Boston, Massachusetts                        02114
-----------------------------------------                  ------------
(Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number including area code (617) 570-4600
                                                          --------------

        Securities registered pursuant to Section 12(b) of the Act: None
                                                                    ----

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $1,134,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

                                     PART I

Item 1.  Description of Business.
-------  ------------------------

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

     In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 2001, net of accounts payable, accrued expenses and distributions payable to partners is approximately $448,000 which is invested in money market instruments. Thirteen properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, one in January 1996, one in August 1997, one in March 1998 and three in 1999. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property. Many of the properties are located in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. At December 31, 2001, limited partners had received a return of capital equal to $217.54. The general partners' 8% share of sale proceeds would be paid subsequently.

Property Matters
----------------

     Duckwall-Alco Stores, Nebraska City, Nebraska On September 21, 2000, the tenant exercised the option to extend the lease for five years at the same rental rates. The lease will expire on December 22, 2005.

     Hobby Lobby Creative Center/Consolidated Stores, Victoria, TX. During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square feet at this property to Hobby Lobby Creative Center. This lease is scheduled to expire May 2008 with the tenant having two renewal options of five years each. Wal-Mart, whose lease was scheduled to expire in December 2000, vacated the property but continued to pay rent until June 1, 1998. In addition, the Partnership was paid a termination fee in the amount of $200,000. In July 2000, the Partnership entered into a lease agreement with Consolidated Stores Corporation for the remaining portion of the property. The initial lease term is scheduled to expire on January 31, 2007 with the tenant having an option to renew the lease for three, five-year terms. The tenant is required to pay annual rent of $113,904 during the initial term, $126,560 during the first renewal term, $144,640 during the second renewal term and $162,720 during the third renewal term. In addition, the tenant is required to pay percentage rent based on gross sales in excess of certain thresholds. In lieu of providing the tenant with build out costs, the tenant was not required to begin paying annual rent until the first anniversary of the lease. The tenant occupied the premises on October 15, 2000.

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

Item 2.  Description of Properties.
-------  --------------------------

     A description of the Partnership's remaining properties is as follows. All of the Partnership's remaining properties are owned in fee.

                                                                                     Original
                                                 Date of       Total Cost of        Portfolio        Size Building/
Tenant/Location                                  Purchase     the Property(1)     Percentage(2)          Land(3)
---------------                                  --------     ---------------     -------------          -------
Toys "R" Us, Inc. / Livingston, NJ               11/19/80            2,127,950         10.7            43,000/5.0
Toys "R" Us, Inc. / Beaumont, TX                 11/19/80            2,234,050         11.3            43,000/4.5
Experian Services Corporation (4)/Mt.
Pleasant, IA                                     12/24/80              982,617          5              35,700/3.0
Duckwall-Alco Stores, Inc. Nebraska              12/24/80              972,007          5              35,700/2.0
City, NE
Hobby Lobby Creative Center and                  12/30/80            3,121,436          15             96,498/7.8
Consolidated Stores Corporation/Victoria, TX

(1)  Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3)  Building size is in square feet, land size is in acres.
(4) Property was previously leased to Motorola, Inc. which vacated the property on March 31, 2001.

     The Partnership owns the fee interest in each of these properties free of any mortgages. All of the properties are commercial or industrial in nature and are triple net leased to a single tenant other than the Victoria, Texas Property. Each of the tenants [other than Experian Services Company] is a public company or a subsidiary of a public company. The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties. In addition, the tenants are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities other than Hobby-Lobby and Consolidated Stores Company which are required to pay to the Partnership additional rent to cover insurance, real estate taxes, and common area maintenance charges. The Partnership believes that each of the Properties is adequately covered by insurance.

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

     Tenants with 2001 rental payments, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows: Toys "R" Us, Inc. in Livingston, New Jersey,

20%; Duckwall-Alco Store in Nebraska City, Nebraska, 11%; Toys "R" Us, Inc. in Beaumont, Texas, 28%; and Hobby Lobby in Victoria, Texas, 28%.

     The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2001 annual base rent for the leases at the Partnership's remaining properties:


Tenant                                Business of        Lease                 Renewal            2001 Annual
Property/Location                     Tenant             Expiration            Option (1)         Base Rent
-----------------                     ------             ----------            ----------         ---------
Toys "R" Us, Inc. / Livingston, NJ    Retail Toy Store   1-31-2006             4 - 7yr.           $214,000(2)

Toys "R" Us, Inc. / Beaumont, TX      Retail Toy Store   1-31-2006             4 - 5yr.           $224,700

Experian Services Company / Mt.       Retail Dept.       3-31-2003             2 - 1yr.           $128,450(3)
Pleasant, IA                          Store

Duckwall-Alco Stores, Inc. /          Retail Dept.       12-22-2005            -                  $109,200(4)
Nebraska City, NE                     Store

Consolidated Stores Corporation /     Dollar Store       1-31-2007             3 - 5yr.           $18,984(5)
Victoria, TX

Hobby Lobby Creative Center /         Hobby Store        5-31-2008             2 - 5yr.           $271,436
Victoria, TX

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) Additional percentage rent of $69,025, representing a percentage of store sales was received in 2001.
(3) Initial lease term began April 23, 2001. The Partnership received rental income for 2001 of $88,488.
(4) Additional percentage rent of $4,435, representing a percentage of store sales was received in 2001.
(5) Tenant received a rent abatement for rent for a portion of 2000 and the first 10 months of 2001.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2001:

                                 Gross
                                Carrying         Accumulated                                            Federal
Property                        Value(1)       Depreciation(1)        Rate           Method            Tax Basis
--------                        --------       ---------------        ----           ------            ---------
Livingston, NJ                     $ 595,826          -                -                -                  $ 898,613
Beaumont, TX                       $ 647,874          -                -                -                $ 1,024,026
Mt. Pleasant, IA                   $ 524,887      $ 286,880         5/40 yr.           S/L                 $ 285,015
Nebraska City, NE                  $ 580,000      $ 311,144         5/40 yr.           S/L                 $ 274,009
Victoria, TX                      $3,036,548      $ 240,745         5/40 yr.           S/L               $ 1,049,859

(1)  As accounted for under Statement of Financial Accounting Standards No. 13.

Item 3.  Legal Proceedings.
-------  ------------------

     The Partnership is not a party, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.  Submission of matters to a vote of securities holders.
-------  ------------------------------------------------------

     No matters were submitted to a vote of security holders.

                                     PART II

Item 5.  Market Price for the Partnership's Common Equity and Related
-------  ------------------------------------------------------------
         Stockholder Matters.
         --------------------

     There is no established public market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

     As of March 1, 2002, there were 1,518 holders of 45,646 outstanding Units.

     The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2001 and 2000, the Partnership made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                Amount of
Distribution with Respect to                  Distribution
Quarter Ended                                   Per Unit
-------------                                   --------
                                          2001             2000
                                          ----             ----
March 31                                  $5.65            $4.98
June 30                                    5.65            25.85
September 30                               5.65             5.65
December 31                               12.59             5.65


See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Partnership's ability to make distributions in the future.

     Affiliates of the Managing General Partner own a total of 9,779.97 Units representing approximately 21.43% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

Item 6.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

     The Partnership continues to hold an interest in five properties which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately one and seven years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including, maintenance, capital improvements, insurance and taxes. Due to the events of September 11th, it is expected that tenants will experience difficulty in procuring insurance for terrorist acts. If a tenant fails to exercise its renewal option, exercises its option to terminate its lease early or does not renew at the expiration of the lease term, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. One of the Partnership's properties, located in Mt. Pleasant, Iowa, had a lease which expired on November 30, 2000. Motorola, who was the tenant at the property, continued to lease the property on a month to month basis. Motorola vacated the property as of March 31, 2001. In April 2001, the Partnership entered into a net lease agreement with Experian Services Corporation for this vacated property at approximately the same annual rental as the previous tenant. The initial lease term began on April 23, 2001 and is scheduled to expire on March 31, 2003 with the tenant having an option to renew the lease for two renewal terms of one year each. The tenant is required to pay annual rent of $128,450 during the initial term and any renewal term.

     The level of liquidity based on cash and cash equivalents experienced a $196,000 decrease at December 31, 2001 as compared to December 31, 2000. The decrease was primarily due to partner distributions of $1,120,000, which was substantially offset by net cash provided by operating activities of $900,000 and $24,000 of net cash provided by investing activities. The net cash provided by investing activities consisted of $26,000 of lease payments received under a financing lease net of a $2,000 payment for leasing costs. At December 31, 2001, the Partnership had $1,121,000 in cash and cash equivalents which has been invested primarily in money market mutual funds. At December 31, 2001, the Partnership recorded an accrued distribution of $625,000, which consisted of distributions of $50,000 to the general partners and $575,000 ($12.60 per unit) to the limited partners. In addition, the Partnership paid distributions in 2001 of $88,000 to the general partners and $1,032,000 ($22.61 per unit) to the limited partners.

     The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant and was responsible for a portion of the operating expenses at the Victoria, Texas property during the time it was vacant. The Partnership's rental and interest income was sufficient for the year ended December 31, 2001, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations.

     Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent. In February 2000, the Toys `R' Us leases for Livingston, New Jersey and Beaumont, Texas which expired on January 31, 2001, were extended for five years at the same annual rental rates, through January 31, 2006. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

     The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

Results of Operations
----------------------

     Net income decreased by $727,000 for the year ended December 31, 2001 as compared to 2000 due to a decrease in income of $681,000 and an increase in expenses of $46,000.

     Income decreased due to the Partnership receiving insurance settlement income of $916,000 during the year ended December 31, 2000, a decrease in interest on short-term investments of $58,000, a decrease in interest income on real estate leases accounted for under the financing method of $74,000, and a decrease in other income of $2,000, which were partially offset by an increase in rental income from real estate leases accounted for under the operating method of $369,000. The increase in rental income from leases accounted for under the operating method was primarily due to the reclassification of leases accounted for under the financing method to operating leases. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification. In addition, rental income from leases accounted for under the operating method increased by $80,000 as a result of a lease agreement, which began in October 2000, with Consolidated Stores Corporation for the vacant space at the Partnership's Victoria, Texas property.

     The increase in expenses was attributable to an increase in depreciation and amortization expense of $96,000 and management fees of $1,000, which was partially offset by decreases in operating expenses of $37,000 and general and administrative expenses of $14,000. Depreciation expense increased as a result of the reclassification of leases accounted for under the financing method to operating leases. The remaining carrying values of the leases accounted for under the financing method that were converted to operating leases are being depreciated over the remaining estimated useful life of those assets. Operating expenses decreased as a result of the Partnership leasing the vacant portion of the Victoria, Texas property. General and administrative expenses decreased primarily due to a decrease in legal fees.

Recently Issued Accounting Standards
------------------------------------

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed

Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

Quantitative and Qualitative Disclosures of Market Risk
-------------------------------------------------------

     The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7.  Financial Statements

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                              FINANCIAL STATEMENTS
                              --------------------

                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------

                                      INDEX
                                      -----



                                                                           Page
                                                                           ----

Independent Auditors' Report................................................14

Financial Statements:

Balance Sheets as of December 31, 2001 and 2000.............................15

Statements of Income for the Years Ended
     December 31, 2001 and 2000.............................................16

Statements of Partners' Capital for the Years Ended
     December 31, 2001 and 2000.............................................17

Statements of Cash Flows for the Years Ended
     December 31, 2001 and 2000.............................................18

Notes to Financial Statements...............................................19

                          Independent Auditors' Report
                          ----------------------------



To the Partners

Winthrop Partners 80 Limited Partnership

We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 2001 and 2000, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

                                    /s/ Imowitz Koenig & Co., LLP


New York, New York
January 31, 2002

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                                 BALANCE SHEETS
                                 --------------
                        (In Thousands, Except Unit Data)

                                                                              DECEMBER 31,
                                                              ---------------------------------------------
                                                                      2001                    2000
                                                              ---------------------    --------------------
ASSETS
Real Estate Leased to Others:
Accounted for under the operating method,
      at cost, net of accumulated depreciation of
      $839 (2001) and $675(2000)                              $              4,546     $             3,831
Accounted for under the financing method                                         -                     905
                                                              ---------------------    --------------------
                                                                             4,546                   4,736

Other Assets:
Cash and cash equivalents                                                    1,121                   1,317
Deferred costs and other assets, net of accumulated
      amortization of $42 (2001) and $18 (2000)                                223                     174
                                                              ---------------------    --------------------
           Total Assets                                       $              5,890     $             6,227
                                                              =====================    ====================

LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
Accounts payable and accrued expenses                         $                 48     $                81
Distributions payable to partners                                              625                     280
                                                              ---------------------    --------------------

           Total Liabilities                                                   673                     361
                                                              ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                              5,889                   6,486
General Partners' Deficit                                                     (672)                   (620)
                                                              ---------------------    --------------------

           Total Partners' Capital                                           5,217                   5,866
                                                              ---------------------    --------------------

           Total Liabilities and Partners' Capital            $              5,890     $             6,227
                                                              =====================    ====================

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                              STATEMENTS OF INCOME
                              --------------------
                        (In Thousands, Except Unit Data)

                                                                          YEARS ENDED DECEMBER 31,
                                                                ----------------------------------------------
                                                                        2001                     2000
                                                                ---------------------    ---------------------
Income:
Rental income from real estate leases accounted
      for under the operating method                            $              1,089     $                720
Interest on short-term investments                                                39                       97
Interest income on real estate leases accounted
      for under the financing method                                               6                       80
Insurance settlement income                                                        -                      916
Other income                                                                       -                        2
                                                                ---------------------    ---------------------

         Total income                                                          1,134                    1,815
                                                                ---------------------    ---------------------

Expenses:
Depreciation and amortization                                                    188                       92
Management fees                                                                   16                       15
Operating expenses                                                                 2                       39
General and administrative                                                       112                      126
                                                                ---------------------    ---------------------

         Total expenses                                                          318                      272
                                                                ---------------------    ---------------------

Net income                                                      $                816     $              1,543
                                                                =====================    =====================

Net income allocated to general partners                        $                 65     $                 59
                                                                =====================    =====================

Net income allocated to limited partners                        $                751     $              1,484
                                                                =====================    =====================

Net income per Unit of Limited Partnership Interest             $              16.45     $              32.51
                                                                =====================    =====================

Distributions per Unit of Limited Partnership Interest          $              29.53     $              42.13
                                                                =====================    =====================

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                         STATEMENTS OF PARTNERS' CAPITAL
                         -------------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                        (In Thousands, Except Unit Data)

                                                  Units of
                                                   Limited             General              Limited               Total
                                                 Partnership          Partners'            Partners'            Partners'
                                                  Interest             Deficit              Capital              Capital
                                              ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2000                                45,646   $             (592)  $           6,925    $            6,333
    Distributions                                                                (87)             (1,923)               (2,010)
    Net income                                                                    59               1,484                 1,543
                                              ------------------  -------------------  ------------------   -------------------
Balance - December 31, 2000                              45,646                 (620)              6,486                 5,866
    Distributions                                                               (117)             (1,348)               (1,465)
    Net income                                                                    65                 751                   816
                                              ------------------  -------------------  ------------------   -------------------
Balance - December 31, 2001                              45,646   $             (672)  $           5,889    $            5,217
                                              ==================  ===================  ==================   ===================

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                 (In Thousands)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ---------------------------------------------
                                                                                      2001                    2000
                                                                              ---------------------    --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                    $                816     $             1,543
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                             164                      83
      Amortization                                                                              24                       9
      Insurance settlement income                                                                -                    (916)
Changes in assets and liabilities:
      Increase in other assets                                                                 (71)                    (53)
      (Decrease) increase in accounts payable and
           accrued expenses                                                                    (33)                     35
                                                                              ---------------------    --------------------

      Net cash provided by operating activities                                                900                     701
                                                                              ---------------------    --------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                             26                     234
      Insurance settlement income                                                                -                     916
      Leasing costs                                                                             (2)                    (60)
                                                                              ---------------------    --------------------

      Net cash provided by investing activities                                                 24                   1,090
                                                                              ---------------------    --------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions                                                                    (1,120)                 (2,427)
                                                                              ---------------------    --------------------

      Cash used in financing activities                                                     (1,120)                 (2,427)
                                                                              ---------------------    --------------------

Net decrease in cash and cash equivalents                                                     (196)                   (636)

Cash and Cash Equivalents, Beginning of Year                                                 1,317                   1,953
                                                                              ---------------------    --------------------

Cash and Cash Equivalents, End of Year                                        $              1,121     $             1,317
                                                                              =====================    ====================

Supplemental Disclosure of Non-Cash Financing Activities
Accrued distributions to partners                                             $                625     $               280
                                                                              =====================    ====================

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     -----------------------------------------------------------

     Organization
     ------------

     Winthrop Partners 80 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases five properties, two of which are located in Texas and one each in Iowa, Nebraska and New Jersey. The properties are leased to one or more tenants under net lease agreements.

     Use of Estimates
     ----------------

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

     Leases
     ------

     The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease.

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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)
                                   -----------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Percentage Rent
     ---------------

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded when earned. For the years ended December 31, 2001 and 2000, the Partnership received percentage rent totaling approximately $73,000 and $57,000, respectively.

     Revenue Recognition
     -------------------

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

     Depreciation
     ------------

     Component depreciation on real estate leased to others, accounted for under the operating method, is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 5 to 40 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had previously been accounted for under the financing method, the depreciable base is the lower of the fair market value or the residual value at the date of implementation of operating lease accounting.

     Deferred Costs
     --------------

     At December 31, 2001 and 2000, deferred leasing costs of $172,000 and $170,000 respectively, are being amortized on a straight-line basis over the life of the respective lease. Accumulated amortization totaled $42,000 and $18,000 at December 31, 2001 and 2000, respectively.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)
                                   -----------


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

     Distributions to Partners
     -------------------------

     The Partnership's distributions (paid or accrued) aggregated $1,348,000 ($29.53 per Unit) and $1,923,000 ($42.13 per Unit) to its limited partners for the years ended December 31, 2001 and 2000, respectively. The cash distribution due partners for the three months ended December 31, 2001 and 2000 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.

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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)
                                   -----------


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Segment Reporting
     -----------------

     The Partnership has one reportable segment, net leased commercial real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

     Recently Issued Accounting Standards
     ------------------------------------

     The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." These statements require companies to recognize all derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether they qualify for hedge accounting. These statements were effective for fiscal years beginning after June 15, 2000. There was no effect from these statements on the Partnership's financial statements.

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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)
                                   -----------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     -----------------------------------------------------------------------

     Recently Issued Accounting Standards (Continued)
     ------------------------------------------------

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

2.   TRANSACTIONS WITH RELATED PARTIES
     ---------------------------------

     One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by Winthrop Management LLC. For each of the years ended December 31, 2001 and 2000, Winthrop Management LLC earned $16,000 and $15,000, respectively for managing the properties of the Partnership.

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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)
                                   -----------


2.   TRANSACTIONS WITH RELATED PARTIES (Continued)
     ---------------------------------------------

     During the liquidation stage of the Partnership, the general partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the limited partners as described in the partnership agreement.

     During 1999, an affiliate of the general partner acquired for a purchase price of $160 per unit approximately 18% of the total limited partnership units of the Partnership (8,328.48 units). During 2001 and 2000, affiliates purchased an additional 2% and 1%, respectively. As a result of these purchases, the affiliates own approximately 21% of the outstanding limited partnership units.

3.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE OPERATING METHOD
     ---------------------------------------------------------------------

     Real estate leased to others, at cost, accounted for under the operating method is summarized as follows:

                                                  December 31,
                                      --------------------------------------
                                            2001                  2000
                                      ----------------       ---------------

     Land                             $     1,811,000        $     1,811,000
     Commercial buildings                   3,574,000              2,695,000
     Accumulated depreciation                (839,000)              (675,000)
                                      ----------------       ---------------

                                      $     4,546,000        $     3,831,000
                                      ===============        ===============

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the noncancelable portion of the operating leases:

              2002........................................     $   1,062,000
              2003........................................           965,000
              2004........................................           933,000
              2005........................................           931,000
              2006........................................           422,000
              Thereafter..................................           281,000
                                                               -------------
                                                               $   4,594,000
                                                               =============

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)
                                   -----------


4.   REAL ESTATE LEASED TO OTHERS ACCOUNTED FOR UNDER THE FINANCING METHOD
     ---------------------------------------------------------------------

     Real estate leased to others, accounted for under the financing method is summarized as follows:

                                                       December 31,
                                           -----------------------------------
                                                2001                2000
                                           ---------------     ---------------
     Minimum lease payments receivable     $      -            $        32,000
     Unguaranteed residual value                  -                    879,000
                                           ---------------     ---------------
                                                  -                    911,000
     Less:  Unearned income                       -                     (6,000)
                                           ---------------     ---------------
                                           $      -            $       905,000
                                           ===============     ===============

     The leases with Toys `R' Us for the Partnership's properties located in Livingston, New Jersey and Beaumont, Texas were scheduled to expire on January 31, 2002. In February 2000, both leases were renewed for an additional five years through January 31, 2006 at the same annual rental rates. At the beginning of the renewal period, the extended leases were reclassified as operating leases.

5.   SIGNIFICANT TENANTS
     -------------------

     For the year ended December 31, 2001 approximately 79% of revenue from rental operations was from four tenants. For the year ended December 31, 2000 four tenants comprised approximately 90% of the Partnership's rental revenue. Approximately 34% and 40% of revenue from rental operations was from the Partnership's Victoria, Texas property during 2001 and 2000, respectively. This property had two tenants at the end of 2001 and 2000.

6.   INSURANCE SETTLEMENT INCOME
     ---------------------------

     The Partnership negotiated with Wal-Mart, a former tenant, for the settlement of insurance proceeds for damages sustained as a result of a hailstorm in April 1998 on a property that was sold during 1999. The Partnership received insurance proceeds, net of expenses, of $916,000 on this property in 2000.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                     --------------------------------------
                                   (Continued)
                                   -----------

7.   TAXABLE INCOME

     The Partnership's taxable income for 2001 and 2000 differs from net income for financial reporting purposes, as follows:

                                                    2001           2000
                                                 -----------    -----------
Net income for financial reporting purposes      $   816,000    $ 1,543,000
     Minimum lease payments received, net
     of interest income earned, on leases
     accounted for under the financing method         26,000        234,000
     Depreciation on leases accounted for
     under the financing method and tax
     depreciation adjustment                          74,000        (65,000)
     Deferred rent                                   (77,000)       (16,000)
                                                 -----------    -----------
Taxable income                                   $   839,000    $ 1,696,000
                                                 ===========    ===========

Taxable income per Unit of Limited
     Partnership Interest                        $     16.91    $     35.58
                                                 ===========    ===========

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.
-------  --------------------------------------------------------------------

     There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2001 or 2000 audits of the Partnership's financial statements.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
-------  -------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act.
         --------------------------------------------------

     The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2002, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

                                     Position Held with the                         Has Served as a Director or
Name                                 Managing General Partner                       Officer Since
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


     Michael L. Ashner, age 49, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Mr. Ashner currently serves as a director of Nexthealth Corp., Great Bay Hotel and Casino Inc., Burnham Pacific Properties, Inc. and NBTY, Inc.

     Thomas C. Staples, age 46, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

     Peter Braverman, age 50, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries.

     Carolyn Tiffany, age 35, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; and Fairfield Inn by Marriott Limited Partnership.

     In addition, each of the foregoing officers and directors hold similar positions with Newkirk MLP Corp., GFB-AS Manager Corp. and AP-PCC III, L.P., entities that through one or more subsidiaries manage over 200 limited partnerships that hold title to real property including, commercial properties, residential properties and assisted living facilities.

     Except as indicated above, neither the Partnership nor the Managing General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the Managing General Partner.

Item 10.  Executive Compensation.
--------  -----------------------

     The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors. (See Item 12, "Certain Relationships and Related Transactions.")

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
--------  ---------------------------------------------------------------

     (a) Security Ownership of certain beneficial owners.
         ------------------------------------------------

     No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2002, except Quadrangle Associates I L.L.C., an affiliate of the Managing General Partner, which owns 9,779.97 Units (approximately 21.43% of the total outstanding units) substantially all or which were acquired pursuant to its tender offer commenced on August 23, 1999. The principal office of Quadrangle Associates I L.L.C. is located at 7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114.

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

     (b) Security ownership of management.
         ---------------------------------

     None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at March 1, 2001. Affiliates of the Managing General Partner own a total of 9,779.97 Units representing approximately 21.43% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

     (c) Changes in control.
         -------------------

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 12.  Certain Relationships and Related Transactions.
--------  -----------------------------------------------

     Under the Partnership Agreement, the General Partners and their affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income or loss and expense reimbursements from the Partnership.

     Winthrop Management, LLC is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For the years ended

December 31, 2001 and 2000, Winthrop Management, LLC earned approximately $16,000 and $15,000, respectively, for managing the real properties of the Partnership.

     The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the year ended December 31, 2001, the Partnership accrued a distribution from Cash Available for Distribution to the General Partners of $49,972.

     Quadrangle Associates I L.L.C., an affiliate of the General Partners, owns 9,779.97 Units. Quadrangle Associates I L.L.C. receives its proportionate share of Cash Available for Distribution, pursuant to Section 4.1 of the Partnership Agreement.

     During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the Limited Partners, as described in the Partnership Agreement.

Item 13.  Exhibits and Reports on Form 8K.
--------  --------------------------------

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

                                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                    By: ONE WINTHROP PROPERTIES, INC.,
                                        Managing General Partner

                                        By: /s/ Michael Ashner
                                            ------------------
                                                Michael Ashner
                                                Chief Executive Officer

                                            Date: March 28 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.



Signature/Name           Title                                    Date
--------------           -----                                    ----

/s/ Michael Ashner       Chief Executive Officer             March 28 2002
------------------       and Director
Michael Ashner

/s/ Thomas Staples       Chief Financial Officer             March 28 2002
------------------
Thomas Staples

                                INDEX TO EXHIBITS

             Exhibit                                                                                      Page
             -------                                                                                      ----
 3           Amended and Restated Agreement of Limited Partnership of Winthrop Partners 80 dated           (1)
             as of June 5, 1980

 4           See Exhibit (3).

10(a)        Property Management Agreement between Winthrop Partners 80 and WP Management Co.,             (1)
             Inc. dated February 12, 1980

10(b)        Documents relating to Dairymart, formerly The Lawson Company ("Dairymart"), property          (2)
             in Bolivar, Ohio

10(c)        Documents relating to the Dairymart property in Creston, Ohio                                 (2)

10(d)        Documents relating to the Dairymart property in Berkley, Michigan                             (2)

10(e)        Documents relating to the Duckwall-Alco Stores, Inc. property in Nebraska City,               (3)
             Nebraska

             Assumption and Amendment to Lease, dated September 11, 1989                                   (4)

10(f)        Documents relating to the Wal-Mart Stores, Inc. ("Wal-Mart") property in Bowling              (3)
             Green, Kentucky

10(g)        Documents relating to the Wal-Mart property in Victoria, Texas                                (3)

10(h)        First Amendment to Lease, date October 7, 1994, between Winthrop Partners 80 Limited          (5)
             Partnership and Wal-Mart Stores, Inc.

99.          Supplementary Information required pursuant to Section 9.4 of the Partnership                 35
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