Form 10QSB
period 2002-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2002-05-15
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Massachusetts                               04-2693546
----------------------------------------    ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
----------------------------------------    ------------------------------------
(Address of principal executive office)                  (Zip Code)


        Registrant's telephone number, including area code (617) 570-4600
                                                           --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                     1 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                             MARCH 31, 2002      DECEMBER 31,
                                                               (UNAUDITED)           2001
                                                            ---------------    ---------------
Assets

Real estate leased to others, at cost, net of accumulated
      depreciation of $880 (2002) and $839 (2001)           $         4,505    $         4,546

Other Assets:

Cash and cash equivalents                                               690              1,121
Deferred costs and other assets, net of accumulated
      amortization of $48 (2002) and $42 (2001)                         303                243
                                                            ---------------    ---------------
         Total Assets                                       $         5,498    $         5,910
                                                            ===============    ===============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                       $            84    $            68
Distributions payable to partners                                       280                625
                                                            ---------------    ---------------

         Total Liabilities                                              364                693
                                                            ---------------    ---------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                       5,812              5,889
General Partners' Deficit                                              (678)              (672)
                                                            ---------------    ---------------

         Total Partners' Capital                                      5,134              5,217
                                                            ---------------    ---------------

         Total Liabilities and Partners' Capital            $         5,498    $         5,910
                                                            ===============    ===============

                       See notes to financial statements.

                                     2 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                             FOR THE THREE MONTHS ENDED
                                                             MARCH 31,         MARCH 31,
                                                               2002              2001
                                                          --------------    -------------
Income:

Rental income                                             $         266     $        245
Interest on short-term investments                                    3               15
Interest income on real estate leases accounted
      for under the financing method                                  -                6
                                                          --------------    -------------

         Total income                                               269              266
                                                          --------------    -------------

Expenses:

Depreciation and amortization                                        47               42
Management fees                                                       4                3
General and administrative                                           21               25
                                                          --------------    -------------

         Total expenses                                              72               70
                                                          --------------    -------------

Net income                                                $         197     $        196
                                                          ==============    =============

Net income allocated to general partners                  $          16     $         16
                                                          ==============    =============

Net income allocated to limited partners                  $         181     $        180
                                                          ==============    =============

Net income per Unit of Limited Partnership Interest       $        3.97     $       3.94
                                                          ==============    =============

Distributions per Unit of Limited Partnership Interest    $        5.65     $       5.65
                                                          ==============    =============

                       See notes to financial statements.

                                     3 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                    UNITS OF
                                     LIMITED             GENERAL              LIMITED               TOTAL
                                   PARTNERSHIP          PARTNERS'            PARTNERS'            PARTNERS'
                                    INTEREST             DEFICIT              CAPITAL              CAPITAL
                                ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2002                  45,646   $             (672)  $           5,889    $            5,217

    Distributions                               -                  (22)               (258)                 (280)

    Net income                                  -                   16                 181                   197
                                ------------------  -------------------  ------------------   -------------------

Balance - March 31, 2002                   45,646   $             (678)  $           5,812    $            5,134
                                ==================  ===================  ==================   ===================

                       See notes to financial statements.

                                     4 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                                 FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,        MARCH 31,
                                                                                   2002             2001
                                                                               -------------    --------------
Cash Flows From Operating Activities:

Net income                                                                     $        197     $         196
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                       41                36
      Amortization                                                                        6                 6

Changes in assets and liabilities:
      Increase in other assets                                                          (66)              (65)
      Increase (decrease) in accounts payable and
         accrued expenses                                                                16                (1)
                                                                               -------------    --------------

Net cash provided by operating activities:                                              194               172
                                                                               -------------    --------------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
        earned, on leases accounted for under the financing method                        -                26
                                                                               -------------    --------------

      Cash provided by investing activities                                               -                26
                                                                               -------------    --------------

Cash Flows From Financing Activities:

      Cash distributions                                                               (625)             (280)
                                                                               -------------    --------------

      Cash used in financing activities                                                (625)             (280)
                                                                               -------------    --------------

Net decrease in cash and cash equivalents                                              (431)              (82)

Cash and cash equivalents, beginning of period                                        1,121             1,317
                                                                               -------------    --------------

Cash and cash equivalents, end of period                                       $        690     $       1,235
                                                                               =============    ==============

Supplemental Disclosure of Non-Cash Financing Activities:
      Accrued distributions to partners                                        $        280     $         280
                                                                               =============    ==============

                       See notes to financial statements.

                                     5 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

                          NOTES TO FINANCIAL STATEMENTS

1.  GENERAL

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2001.

    The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2001 was derived from audited financial statements at such date.

    The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

    Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

2.  RELATED PARTY TRANSACTIONS

    Management fees earned by an affiliate of the Managing General Partner totaled $4,000 and $3,000 during the three months ended March 31, 2002 and March 31, 2001, respectively.

                                     6 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

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

         Liquidity and Capital Resources

         The Partnership continues to hold an interest in five properties which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately one and six years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. Due to the events of September 11th, it is expected that tenants will experience difficulty in procuring insurance for terrorist acts, if required or deemed advisable. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

         The level of liquidity based on cash and cash equivalents experienced a $431,000 decrease at March 31, 2002 as compared to December 31, 2001. The decrease was due to partner distributions of $625,000, which was partially offset by net cash provided by operating activities of $194,000. At March 31, 2002, the Partnership had $690,000 in cash reserves which has been invested primarily in money market mutual funds.

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient for the three months ended March 31, 2002, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of March 31, 2002, the Partnership recorded accrued distributions of $258,000 ($5.65 per unit) to its limited partners and $22,000 to the general partners. In addition, the Partnership made distributions of $625,000 during the three months ended March 31, 2002, which consisted of distributions of $575,000 ($12.60 per unit) to its limited partners and $50,000 to the general partners.

                                     7 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

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

         The Partnership's only significant critical accounting policy relates to the evaluation of the fair value of real estate. The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the assets to its carrying amount. The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

         Results of Operations

         Net income increased by $1,000 for the three months ended March 31, 2002 as compared to the comparable period in 2001 due to an increase in income of $3,000, which was partially offset by an increase in expenses of $2,000.

         Income increased primarily due to an increase in rental income of $21,000 which was substantially offset by a decrease in interest income on real estate leases accounted for under the financing method of $6,000 and a decrease in interest income on short term investments of $12,000. The increase in rental income from leases accounted for under the operating method was due to the reclassification of leases accounted for under the financing method to operating leases. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification.

         The increase in expenses was attributable to increases in depreciation and amortization expense of $5,000 and management fees of $1,000 which was substantially offset by a decrease in general and administrative expenses of $4,000.

         Recently Issued Accounting Standards

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. There was no effect from this statement on the Partnership's financial statements.

                                     8 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Recently Issued Accounting Standards (Continued)

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends ARB No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There was no effect from this statement on the Partnership's financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, an amendment of Accounting Principals Board Opinion ("APB") No. 30 "Reporting the Results of Operations - Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. As a result, the criteria in APB 30 will be used to classify those gains and losses. FASB No. 64, "Extinguishments of Debts Made to Satisfy Sinking-Fund Requirements (an amendment of FASB No. 4)"is no longer necessary because FASB No. 4 has been rescinded. FASB No. 44, "Accounting for Intangible Assets of Motor Carriers" is no longer necessary since the transition to the Motor Carrier Act of 1980 has been completed. FASB No. 145 amends FASB No. 13, "Accounting for Leases" to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. FASB No. 145 also makes technical corrections to existing pronouncements. While these corrections are not substantive in nature, in some instances, they may change accounting practice. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

         Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

                                     9 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

              99. Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

         (b)  Reports of Form 8-K:

              No reports on Form 8-K were filed during the period ended March 31, 2002.

                                    10 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002


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


                                       BY: ONE WINTHROP PROPERTIES, INC.
                                           Managing General Partner

                                       BY: /s/ Michael L. Ashner
                                           ------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director


                                       BY: /s/ Thomas Staples
                                           ------------------------------------
                                           Thomas Staples
                                           Chief Financial Officer


                                       Dated: May 14, 2002




                                    11 of 13

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2002

EXHIBIT INDEX


         Exhibit                                                      Page No.
         -------                                                      --------

99.      Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                       13















                                    12 of 13