Form 10QSB
period 2002-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2002-08-14
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

            Massachusetts                                04-2693546
------------------------------------------  -----------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
------------------------------------------  -----------------------------------
 (Address of principal executive office)                  (Zip Code)

      Registrant's telephone number, including area code (617) 570-4600
                                                         --------------


Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                       -------     -------











                                     1 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                  JUNE 30, 2002            DECEMBER 31,
                                                                                   (UNAUDITED)                 2001
                                                                               ---------------------    --------------------
Assets
------

Real estate leased to others, at cost, net of accumulated
      depreciation of $921 (2002) and $839 (2001)                              $              4,464     $             4,546

Other Assets:

Cash and cash equivalents                                                                       690                   1,121
Other assets and deferred costs, net of accumulated
      amortization of $54 (2002) and $42 (2001)                                                 302                     243
                                                                               ---------------------    --------------------

         Total Assets                                                          $              5,456     $             5,910
                                                                               =====================    ====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                                          $                 75     $                68
Distributions payable to partners                                                               280                     625
                                                                               ---------------------    --------------------

         Total Liabilities                                                                      355                     693
                                                                               ---------------------    --------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                                               5,781                   5,889
General Partners' Deficit                                                                      (680)                   (672)
                                                                               ---------------------    --------------------

         Total Partners' Capital                                                              5,101                   5,217
                                                                               ---------------------    --------------------

         Total Liabilities and Partners' Capital                               $              5,456     $             5,910
                                                                               =====================    ====================


                       See notes to financial statements.

                                    2 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                            FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                           JUNE 30,            JUNE 30,           JUNE 30,           JUNE 30,
                                                             2002                2001               2002               2001
                                                      -------------------- ------------------ ------------------ -----------------
Income:

Rental income                                         $               341  $             322  $             607  $            567
Interest on short-term investments                                      2                 11                  5                26
Interest income on real estate leases accounted
      for under the financing method                                    -                  -                  -                 6
                                                      -------------------- ------------------ ------------------ -----------------

         Total income                                                 343                333                612               599
                                                      -------------------- ------------------ ------------------ -----------------

Expenses:

Depreciation and amortization                                          47                 41                 94                84
Operating expenses                                                      8                  -                  8                 -
Management fees                                                         5                  4                  9                 7
General and administrative                                             36                 24                 57                48
                                                      -------------------- ------------------ ------------------ -----------------

         Total expenses                                                96                 69                168               139
                                                      -------------------- ------------------ ------------------ -----------------

Net income                                            $               247  $             264  $             444  $            460
                                                      ==================== ================== ================== =================

Net income allocated to general partners              $                20  $              21  $              36  $             37
                                                      ==================== ================== ================== =================

Net income allocated to limited partners              $               227  $             243  $             408  $            423
                                                      ==================== ================== ================== =================

Net income per Unit of Limited Partnership Interest   $              4.97  $            5.32  $            8.94  $           9.27
                                                      ==================== ================== ================== =================

Distributions per Unit of Limited Partnership
   Interest                                           $              5.65  $            5.65  $           11.30  $          11.30
                                                      ==================== ================== ================== =================








                       See notes to financial statements.

                                     3 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                  UNITS OF
                                                   LIMITED             GENERAL              LIMITED                TOTAL
                                                 PARTNERSHIP          PARTNERS'            PARTNERS'             PARTNERS'
                                                  INTEREST             DEFICIT              CAPITAL              CAPITAL
                                              ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2002                                45,646   $             (672)  $           5,889    $            5,217

    Distributions                                             -                  (44)               (516)                 (560)

    Net income                                                -                   36                 408                   444
                                              ------------------  -------------------  ------------------   -------------------

Balance - June 30, 2002                                  45,646   $             (680)  $           5,781    $            5,101
                                              ==================  ===================  ==================   ===================

                       See notes to financial statements.

                                    4 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------



STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                                 FOR THE SIX MONTHS ENDED
                                                                                           JUNE 30,                 JUNE 30,
                                                                                            2002                      2001
                                                                                    -----------------------   ---------------------
Cash Flows From Operating Activities:

Net income                                                                          $                  444    $                460
Adjustments to reconcile net income to net cash provided
  by operating activities:
      Depreciation                                                                                      82                      72
      Amortization                                                                                      12                      12

Changes in assets and liabilities:
      Increase in other assets                                                                         (71)                   (150)
      Increase in accounts payable and
         accrued expenses                                                                                7                      14
                                                                                    -----------------------   ---------------------

Net cash provided by operating activities                                                              474                     408
                                                                                    -----------------------   ---------------------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                                      -                      26
                                                                                    -----------------------   ---------------------

      Cash provided by investing activities                                                              -                      26
                                                                                    -----------------------   ---------------------

Cash Flows From Financing Activities:

      Cash distributions                                                                              (905)                   (560)
                                                                                    -----------------------   ---------------------

      Cash used in financing activities                                                               (905)                   (560)
                                                                                    -----------------------   ---------------------

Net decrease in cash and cash equivalents                                                             (431)                   (126)

Cash and cash equivalents, beginning of period                                                       1,121                   1,317
                                                                                    -----------------------   ---------------------

Cash and cash equivalents, end of period                                            $                  690    $              1,191
                                                                                    =======================   =====================

Supplemental Disclosure of Non-Cash Financing
---------------------------------------------
      Activities -
      ----------

Accrued distributions to partners                                                   $                  280     $               280
                                                                                    =======================   =====================






                       See notes to financial statements.

                                     5 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

         The results of operations for the six months ended June 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

2.       RELATED PARTY TRANSACTIONS

         Management fees earned by an affiliate of the Managing General Partner totaled $9,000 and $7,000 during the six months ended June 30, 2002 and June 30, 2001, respectively.



















                                     6 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

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

              The level of liquidity based on cash and cash equivalents experienced a $431,000 decrease at June 30, 2002 as compared to December 31, 2001. The decrease was due to partner distributions of $905,000, which was partially offset by net cash provided by operating activities of $474,000. At June 30, 2002, the Partnership had $690,000 in cash reserves which has been invested primarily in money market mutual funds.

              The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient for the six months ended June 30, 2002, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of June 30, 2002, the Partnership recorded accrued distributions of $258,000 ($5.65 per unit) to its limited partners and $22,000 to the general partners. In addition, the Partnership made distributions of $905,000 during the six months ended June 30, 2002, which consisted of distributions of $833,000 ($18.25 per unit) to its limited partners and $72,000 to the general partners.






                                     7 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)
              ----------------------------------------------------------

              Liquidity and Capital Resources (continued)
              -------------------------------------------

              Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

              Results of Operations
              ---------------------

              Net income decreased by $16,000 for the six months ended June 30, 2002 as compared to the comparable period in 2001 due to an increase in income of $13,000, which was more than offset by an increase in expenses of $29,000.

              Income increased due to an increase in rental income of $40,000 which was substantially offset by a decrease in interest income on real estate leases accounted for under the financing method of $6,000 and a decrease in interest income on short-term investments of $21,000. The increase in rental income was due to the reclassification of leases accounted for under the financing method to operating leases. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification. The decrease in interest income on short-term investments was due to lower cash balances and lower interest rates. The increase in expenses was attributable to increases in depreciation and amortization expense of $10,000, operating expenses of $8,000, management fees of $2,000, and general and administrative expenses of $9,000.

              Recently Issued Accounting Standards
              ------------------------------------

              In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. There was no effect from this statement on the Partnership's financial statements.
                                     8 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)
              ----------------------------------------------------------

              Recently Issued Accounting Standards (Continued)
              ------------------------------------------------

              In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations -Reporting the Effects of a Disposal of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. There was no effect from this statement on the Partnership's financial statements, although in future periods sales of properties would be presented in a manner similar to discontinued operations.

              In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt. FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No. 30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

              Quantitative and Qualitative Disclosures of Market Risk
              -------------------------------------------------------

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.


















                                     9 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


PART II - OTHER INFORMATION
---------------------------

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           ---------------------------------

         (a)      Exhibits:

                  99.1     Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

                  99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the three months ended June 30, 2002.






























                                    10 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    -----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                   BY:   ONE WINTHROP PROPERTIES, INC.
                         Managing General Partner



                          BY:  /s/ Michael L. Ashner
                               -----------------------------------
                               Michael L. Ashner
                               Chief Executive Officer and Director


                          BY:  /s/ Thomas C. Staples
                               -----------------------------------
                               Thomas C. Staples
                               Chief Financial Officer





                          Dated:   August 12, 2002



















                                    11 of 14

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                            FORM 10-QSB JUNE 30, 2002
                            -------------------------


EXHIBIT INDEX

         Exhibit                                                     Page No.
         -------                                                     --------
99.1     Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                      13

99.2     Certification Pursuant to Section 906 of the
         Sarbanes-Oxley Act of 2002.                                    14































                                    12 of 14