Form 10QSB
period 2002-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2002-11-13
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------
                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
        (Exact name of small business issuer as specified in its charter)

              Massachusetts                             04-2693546
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA               02114-9507
-----------------------------------------            --------------
 (Address of principal executive office)               (Zip Code)

        Registrant's telephone number, including area code (617) 570-4600
                                                           --------------

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No_____


                                     1 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                         PART 1 -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                          SEPTEMBER 30, 2002       DECEMBER 31,
                                                              (UNAUDITED)              2001
                                                          ------------------       ------------
Assets

Real Estate Leased to Others:

Real estate, at cost, net of accumulated depreciation
      of $891 (2002) and $800 (2001)                         $      3,469          $      3,560

Real estate held for sale                                             954                   986
                                                             ------------          ------------

                                                                    4,423                 4,546

Other Assets:

Cash and cash equivalents                                             649                 1,121
Other assets and deferred costs, net of accumulated
      amortization of $60 (2002) and $42 (2001)                       287                   243
                                                             ------------          ------------

         Total Assets                                        $      5,359          $      5,910
                                                             ============          ============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                        $         80          $         68
Distributions payable to partners                                     280                   625
State fees payable on discontinued operations                         161                    --
                                                             ------------          ------------

         Total Liabilities                                            521                   693
                                                             ------------          ------------

Partners' Capital:

Limited Partners --
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized -- 50,010
   Units; issued and outstanding -- 45,646 Units                    5,540                 5,889
General Partners' Deficit                                            (702)                 (672)
                                                             ------------          ------------

         Total Partners' Capital                                    4,838                 5,217
                                                             ------------          ------------

         Total Liabilities and Partners' Capital             $      5,359          $      5,910
                                                             ============          ============


                       See notes to financial statements.


                                     2 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                            FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                          ------------------------------     -----------------------------
                                                          SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,   SEPTEMBER 30,
                                                             2002             2001              2002            2001
                                                          -------------    -------------     -------------   -------------
Income:

Rental income                                                $   207          $   207           $   628         $   598
Interest on short-term investments                                 2                9                 7              35
Interest income on real estate leases accounted
      for under the financing method                              --               --                --               6
                                                             -------          -------           -------         -------

         Total income                                            209              216               635             639
                                                             -------          -------           -------         -------

Expenses:

Depreciation and amortization                                     36               31               109              97
Operating expenses                                                --               --                 5              --
Management fees                                                    3                3                 9               8
General and administrative                                        33               36                93              85
                                                             -------          -------           -------         -------

         Total expenses                                           72               70               216             190
                                                             -------          -------           -------         -------

Income from continuing operations                                137              146               419             449
                                                             -------          -------           -------         -------

Discontinued operations:

(Loss) income from discontinued operations, net of
      state fees of $161 in 2002                                (119)              40                43             197
                                                             -------          -------           -------         -------

Net income                                                   $    18          $   186           $   462         $   646
                                                             =======          =======           =======         =======

Net income allocated to general partners                     $     1          $    15           $    37         $    52
                                                             =======          =======           =======         =======

Income from continuing operations allocated
      to limited partners                                    $   126          $   134           $   385         $   413

(Loss) income from discontinued operations allocated
      to limited partners                                       (109)              37                40             181
                                                             -------          -------           -------         -------

Net income allocated to limited partners                     $    17          $   171           $   425         $   594
                                                             =======          =======           =======         =======

Income from continuing operations per
      Unit of Limited Partnership Interest                   $  2.76          $  2.93           $  8.43         $  9.05

(Loss) income from discontinued operations per
      Unit of Limited Partnership Interest                     (2.39)            0.81              0.88            3.96
                                                             -------          -------           -------         -------

Net income per Unit of Limited Partnership Interest          $  0.37          $  3.74           $  9.31         $ 13.01
                                                             =======          =======           =======         =======

Distributions per Unit of Limited Partnership Interest       $  5.65          $  5.65           $ 16.95         $ 16.95
                                                             =======          =======           =======         =======


                       See notes to financial statements.


                                     3 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                    UNITS OF
                                     LIMITED        GENERAL          LIMITED         TOTAL
                                   PARTNERSHIP      PARTNERS'       PARTNERS'       PARTNERS'
                                    INTEREST        DEFICIT         CAPITAL         CAPITAL
                                   -----------      ---------       ---------       ---------
Balance -- January 1, 2002            45,646        $  (672)        $ 5,889         $ 5,217

    Distributions                         --            (67)           (774)           (841)

    Net income                            --             37             425             462
                                     -------        -------         -------         -------

Balance -- September 30, 2002         45,646        $  (702)        $ 5,540         $ 4,838
                                     =======        =======         =======         =======


                       See notes to financial statements.


                                     4 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002


STATEMENTS OF CASH FLOWS (UNAUDITED)

IN THOUSANDS)                                                       FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,    SEPTEMBER 30,
                                                                      2002             2001
                                                                 -------------    -------------
Cash Flows From Operating Activities:

Continuing Operations
      Income from continuing operations                             $   419           $   449
      Adjustments to reconcile income to net cash provided
        by continuing operations:
         Depreciation                                                    91                79
         Amortization                                                    18                18

      Changes in assets and liabilities:
         Increase in other assets                                       (62)              (68)
         Increase in accounts payable and accrued expenses               12                30
                                                                    -------           -------

         Net cash provided by continuing operations                     478               508
                                                                    -------           -------

Discontinued Operations
      Income from discontinued operations                                43               197
      Adjustments to reconcile income to net cash provided
        by discontinued operations:
         Depreciation                                                    32                29

      Change in liabilities:
         Increase in state fees payable                                 161                --
                                                                    -------           -------

         Net cash provided by discontinued operations                   236               226
                                                                    -------           -------


      Net cash provided by operating activities                         714               734
                                                                    -------           -------

Cash Flows From Investing Activities:

      Minimum lease payments received, net of interest
         income earned, on leases accounted for under
         the financing method                                            --                26
                                                                    -------           -------

      Cash provided by investing activities                              --                26
                                                                    -------           -------

Cash Flows From Financing Activities:

      Cash distributions                                             (1,186)             (841)
                                                                    -------           -------

      Cash used in financing activities                              (1,186)             (841)
                                                                    -------           -------

Net decrease in cash and cash equivalents                              (472)              (81)

Cash and cash equivalents, beginning of period                        1,121             1,317
                                                                    -------           -------

Cash and cash equivalents, end of period                            $   649           $ 1,236
                                                                    =======           =======

Supplemental Disclosure of Non-Cash Financing
      Activities --

Accrued distributions to partners                                   $   280           $   280
                                                                    =======           =======


                       See notes to financial statements.


                                     5 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

     The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from 2001 have been reclassified to conform to the 2002 presentation.

2.   RELATED PARTY TRANSACTIONS

     Management fees earned by an affiliate of the Managing General Partner totaled $13,000 and $12,000, ($4,000 of which is included in discontinued operations for 2002 and 2001), during the nine months ended September 30, 2002 and September 30, 2001, respectively.

3.   SUBSEQUENT EVENT

     In November 2002, the Partnership sold the Livingston, New Jersey property to an unaffiliated third party for $2,450,000. The Partnership received net proceeds of $2,417,000, after payment of closing costs of $33,000. The partnership will recognize a gain for financial reporting purposes of $1,463,000.


                                     6 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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

        Liquidity and Capital Resources

        The Partnership continues to hold an interest in four properties which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately six months and six years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. In November 2002, the Partnership sold the Livingston, New Jersey property to an unaffiliated third party for $2,450,000. The Partnership received net proceeds of $2,417,000, after payment of closing costs of $33,000. The Partnership will recognize a gain for financial reporting purposes of $1,463,000.

        The level of liquidity based on cash and cash equivalents experienced a $472,000 decrease at September 30, 2002 as compared to December 31, 2001. The decrease was due to partner distributions of $1,186,000, which was partially offset by net cash provided by operating activities of $714,000. Net cash provided by operating activities consists of net cash provided by continuing operations of $478,000 and net cash provided by discontinued operations of $236,000. At September 30, 2002, the Partnership had $649,000 in cash reserves which has been invested primarily in money market mutual funds.

        The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient for the nine months ended September 30, 2002, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of September 30, 2002, the Partnership recorded accrued distributions of $258,000 ($5.65 per unit) to its limited partners and $22,000 to the general partners. In addition, the Partnership made distributions of $1,186,000 during the nine months ended September 30, 2002, which consisted of distributions of $1,091,000 ($23.90 per unit) to its limited partners and $94,000 to the general partners.


                                     7 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

        Liquidity and Capital Resources (Continued)

        One of the Partnership's properties, located in Mt. Pleasant, Iowa, has a lease agreement with Experian Services Corporation ("Experian") which expires on March 31, 2003. Experian has an option to renew the lease for two renewal terms of one year each. The lease agreement requires Experian to exercise the renewal option not later than three months prior to the date of expiration of the lease term. If Experian does not renew its lease agreement, the Partnership will become responsible for all costs associated with the property. The Partnership will then seek to procure a new tenant or sell the property. Rental revenues from this lease represent approximately 12% of base rental revenue.

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

        Results of Operations

        Net income decreased by $184,000 for the nine months ended September 30, 2002 as compared to the comparable period in 2001 due to a decrease in income of $4,000, a decrease in income from discontinued operations of $154,000 and an increase in expenses of $26,000.

        Income from continuing operations decreased by $30,000 for the nine months ended September 30, 2002 as compared to the comparable period in 2001 due to a decrease in income of $4,000 and an increase in expenses of $26,000. Income decreased due to a decrease in interest on short-term investments of $28,000 and a decrease in interest income on real estate leases accounted for under the financing method of $6,000 which more than offset an increase in rental income of $30,000. The increase in rental income was primarily due to the reclassification of leases accounted for under the financing method to operating leases. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification. The decrease in interest income on short-term investments was due to lower cash balances and lower interest rates. The increase in expenses was attributable to increases in depreciation and amortization expense of $12,000, operating expenses of $5,000, management fees of


                                     8 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

        Results of Operations (Continued)

        $1,000, and general and administrative expenses of $8,000. Income and expenses were relatively constant when comparing the three months ended September 30, 2002 and 2001.

        Income from discontinued operations decreased by $154,000. The decrease was primarily due to a $161,000 state filing fee for New Jersey which was recorded by the Partnership for the nine months and three months ended September 30, 2002. There was no state filing fee required for the nine months ended September 30, 2001. Discontinued operations have been recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. As a result of this statement, the income from operations of the Partnership's Livingston, New Jersey property, which was sold in November 2002, has been recorded as discontinued operations.

        For the nine months ended September 30, 2002, income from discontinued operations of $43,000 consisted of rental income of $240,000, net of expenses of $197,000. For the nine months ended September 30, 2001, income from discontinued operations of $197,000 consisted of rental income of $230,000, net of expenses of $33,000.

        For the three months ended September 30, 2002, loss from discontinued operations of $119,000 consisted of rental income of $54,000, net of expenses of $173,000. For the three months ended September 30, 2001, income from discontinued operations of $40,000 consisted of rental income of $54,000, net of expenses of $14,000.

        Recently Issued Accounting Standards

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. There was no effect from this statement on the Partnership's financial statements.

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


                                     9 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

        Recently Issued Accounting Standards (Continued)

        Events and Transactions," for the disposal of a segment of a business. This statement also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The provisions of this statement generally are to be applied prospectively. As a result of this statement, the Partnership has classified the income from operations of one of its properties that was sold in November 2002 as discontinued operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in APB Opinion No.
        30. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Partnership does not expect that this statement will have a material effect on the Partnership's financial statements.

        Quantitative and Qualitative Disclosures of Market Risk

        The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 3. CONTROLS AND PROCEDURES

        The Registrant's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Registrant's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


                                    10 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        (a)  Exhibits:

             99.1 Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.

             99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)  Reports of Form 8-K:

             No reports on Form 8-K were filed during the three months ended September 30, 2002.


                                    11 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

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



                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                         BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer



                                         Dated: November 13, 2002


                                    12 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

          I, Michael L. Ashner, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Partners 80 Limited Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                    13 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          Date:  November 13, 2002     /s/ Michael L. Ashner
                                       -------------------------------------
                                       Michael L. Ashner
                                       Chief Executive Officer and Director


                                    14 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

                                 CERTIFICATIONS

          I, Thomas C. Staples, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Winthrop Partners 80 Limited Partnership;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared:

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                                    15 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


          Date:  November 13, 2002     /s/ Thomas C. Staples
                                       -------------------------------
                                       Thomas C. Staples
                                       Chief Financial Officer


                                    16 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2002

EXHIBIT INDEX

         Exhibit                                                 Page No.
         -------                                                 --------

99.1   Supplementary Information Required Pursuant to
       Section 9.4 of the Partnership Agreement.                    18

99.2   Certification Pursuant to Section 906 of the
       Sarbanes-Oxley Act of 2002.                                  19



                                    17 of 19