Form 10KSB
period 2002-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2003-03-28
CIK 315275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2002                Commission File No.  0-9684


                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)


          Massachusetts                                       04-2693546
-------------------------------                           -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)


7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------     ----------
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]

Registrant's revenues for its most recent fiscal year were $1,106,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

     Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "may," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

     In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 2002, net of accounts payable, accrued expenses and distributions payable to partners is approximately $745,000 which is invested in money market instruments. Fourteen properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, one in January 1996, one in August 1997, one in March 1998, three in 1999 and one in November 2002. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property. Many of the properties are located in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. At December 31, 2002, limited partners had received a return of capital equal to $217.54. In February 2003, the Partnership made a distribution to its limited partners resulting in limited partners receiving a return of capital at such date equal to $265.78. The general partners' 8% share of sale proceeds would be paid subsequently.


Property Matters

     Toys R Us, Livingston, New Jersey In November 2002, the Partnership sold the Livingston, New Jersey property to an unaffiliated third party for $2,450,000. The Partnership received net proceeds of $2,416,000, after payment of closing costs of $34,000. The Partnership recognized a gain for financial reporting purposes of $1,463,000.

     Duckwall-Alco Stores, Nebraska City, Nebraska On September 21, 2000, the tenant exercised the option to extend the lease for five years at the same rental rates. The lease will expire on December 22, 2005.

     Hobby Lobby Creative Center/Consolidated Stores, Victoria, Texas. During January 1998, the Partnership leased approximately 60,000 square feet of the 96,000 square feet at this property to Hobby Lobby Creative Center. This lease is scheduled to expire May 2008 with the tenant having two renewal options of five years each. Wal-Mart, whose lease was scheduled to expire in December 2000, vacated the property but continued to pay rent until June 1, 1998. In addition, the Partnership was paid a termination fee in the amount of $200,000. In July 2000, the Partnership entered into a lease agreement with Consolidated Stores Corporation for the remaining portion of the property. The initial lease term is scheduled to expire on January 31, 2007 with the tenant having an option to renew the lease for three, five-year terms. The tenant is required to pay annual rent of $113,904 during the initial term, $126,560 during the first renewal term, $144,640 during the second renewal term and $162,720 during the third renewal term. In addition, the tenant is required to pay percentage rent based on gross sales in excess of certain thresholds. In lieu of providing the tenant with build out costs, the tenant was not required to begin paying annual rent until the first anniversary of the lease. The tenant occupied the premises on October 15, 2000.

     Experian Services Corporation, Mt. Pleasant, Iowa. During the second half of 1996, the Partnership acquired the parcel of land immediately adjacent to this property for $25,000. The lease with Motorola was scheduled to expire November 30, 1999. Motorola, however, elected to extend the lease for an additional one year term at the then current rent. In February 2001, the Partnership received notice from Motorola that they would vacate the property as of March 31, 2001. In April 2001, the Partnership entered into a net lease agreement with Experian Services Corporation for this vacated property at approximately the same annual rental as the previous tenant. The initial lease term began on April 23, 2001 and was scheduled to expire on March 31, 2003 with the tenant having an option to renew the lease for two renewal terms of one year each. The tenant elected to exercise its first one-year renewal option. The tenant is required to pay annual rent of $128,450 during the initial term and any renewal term.


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

                                                                                     Original
                                                 Date of       Total Cost of        Portfolio        Size Building/
Tenant/Location                                  Purchase     the Property(1)      Percentage(2)         Land(3)
---------------                                  --------     ---------------      -------------         -------
Toys "R" Us, Inc. / Beaumont, TX                 11/19/80           $2,234,050         11.3            43,000/4.5
Experian Services Corporation (4)/Mt.
     Pleasant, IA                                12/24/80             $982,617          5              35,700/3.0
Duckwall-Alco Stores, Inc. Nebraska City, NE     12/24/80             $972,007          5              35,700/2.0
Hobby Lobby Creative Center and                  12/30/80           $3,121,436          15             96,498/7.8
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

     Tenants with 2002 rental payments received, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows: Toys "R" Us, Inc. in Livingston, New Jersey, 22%; Duckwall-Alco Store in Nebraska City, Nebraska, 10%; Toys "R" Us, Inc. in Beaumont, Texas, 21%; Hobby Lobby in Victoria, Texas, 25%; Consolidated Stores Corporation in Victoria Texas, 10% and Experian Services Corporation in Mt. Pleasant, Iowa, 13%.

     The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2002 annual base rent received for the leases at the Partnership's remaining properties:


Tenant                                   Business of          Lease              Renewal           2002 Annual
Property/Location                        Tenant               Expiration         Option (1)        Base Rent
-----------------                        ------               ----------         ----------        ---------
Toys "R" Us, Inc. / Beaumont, TX         Retail Toy Store     1-31-2006          4 - 5yr.          $224,700

Experian Services Company / Mt.          Retail Dept. Store   3-31-2004          1 - 1yr.          $128,450
     Pleasant, IA

Duckwall-Alco Stores, Inc. / Nebraska    Retail Dept. Store   12-22-2005         -                 $109,200(2)
     City, NE

Consolidated Stores Corporation /        Dollar Store         1-31-2007          3 - 5yr.          $113,904
     Victoria, TX

Hobby Lobby Creative Center /            Hobby Store          5-31-2008          2 - 5yr.          $271,436
     Victoria, TX


(1) The first number represents the number of renewal options. The second number represents the length of each option.

(2) Additional percentage rent of $5,558, representing a percentage of store sales was received in 2002.

     Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2002:

                                 Gross
                                Carrying         Accumulated                                            Federal
Property                        Value(1)       Depreciation(1)        Rate           Method            Tax Basis
--------                        --------       ---------------        ----           ------            ---------
Beaumont, TX                    $1,097,138       $ 86,109           5/40 yr.           S/L             $  996,834
Mt. Pleasant, IA                 $ 524,887       $304,480           5/40 yr.           S/L             $  276,368
Nebraska City, NE                $ 580,000       $332,488           5/40 yr.           S/L             $  264,568
Victoria, TX                    $2,157,847       $199,076           5/40 yr.           S/L             $1,030,198

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

     As of March 1, 2003, there were 1,428 holders of 45,646 outstanding Units.

     The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2002 and 2001, the Partnership made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                               Amount of
Distribution with Respect                     Ditribution
to Quarter Ended                                Per Unit
-------------                                   --------
                                          2002             2001
                                          ----             ----
March 31                                 $5.65            $5.65
June 30                                   5.65             5.65
September 30                              5.65             5.65
December 31                              48.24            12.59


See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Partnership's ability to make distributions in the future.

     Affiliates of the Managing General Partner own a total of 9,998.97 Units representing approximately 21.91% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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


Liquidity and Capital Resources

     The Partnership continues to hold an interest in four properties which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately one and five years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options. In November 2002, the Partnership sold the Livingston, New Jersey property to an unaffiliated third party for $2,450,000. The Partnership received net proceeds of $2,417,000, after payment of closing costs of $33,000. The Partnership recognized a gain for financial reporting purposes of $1,463,000.

     The level of liquidity based on cash and cash equivalents experienced a $1,934,000 increase at December 31, 2002 as compared to December 31, 2001. The increase was due to net proceeds received from the sale of a property of $2,417,000 (investing activity) and net cash provided by operating activities of $983,000, which were partially offset by partner distributions of $1,466,000 (financing activity). Net cash provided by operating activities consists of net cash provided by continuing operations of $728,000 and net cash provided by discontinued operations of $255,000. At December 31, 2002, the Partnership had $3,055,000 in cash reserves which has been invested primarily in money market mutual funds.

     The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient for the year ended December 31, 2002, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses as well as to provide for cash distributions to the partners from operations. As of December 31, 2002, the Partnership recorded accrued distributions of $2,202,000 ($48.24 per unit) to its limited partners. In addition, the Partnership made distributions of $1,465,000 during the year ended December 31, 2002, which consisted of distributions of $1,348,000 ($29.54 per unit) to its limited partners and $117,000 to the general partners.

     The term of the lease encumbering the Partnership's property located in Mt. Pleasant, Iowa was scheduled to expire on March 31, 2003. The tenant, Experian Services Corporation ("Experian") elected to exercise its first one-year renewal option. Accordingly, the lease term was extended to March 31, 2004 at the same annual rental rate. Experian has one additional one-year renewal term under the lease.

     Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2002 base rental revenue, are presently scheduled to expire as follows; 15% in 2004, 13% in 2005, 27% in 2006, 13% in 2007 and 32% in 2008.
The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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


Results of Operations

     Net income increased by $1,375,000 for the year ended December 31, 2002 as compared to 2001 due to an increase in income from discontinued operations of $1,407,000, which was partially offset by a decrease in income from continuing operations of $32,000.

     Income from continuing operations decreased by $32,000 for the year ended December 31, 2002 as compared to 2001 due to a decrease in income of $15,000 and an increase in expenses of $17,000. Income decreased due to a decrease in interest on short-term investments of $26,000 and a decrease in interest income on real estate leases accounted for under the financing method of $3,000 which was partially offset by an increase in rental income of $14,000. The increase in rental income was primarily due to the reclassification of leases accounted for under the financing method to operating leases. Likewise, the decrease in interest income on leases accounted for under the financing method was a result of this reclassification. The decrease in interest income on short-term investments was primarily due to lower interest rates. The increase in expenses was attributable to increases in depreciation and amortization expense of $4,000, operating expenses of $6,000, management fees of $2,000 and general and administrative expenses of $5,000.

     Income from discontinued operations increased by $1,407,000. The increase was due to a $1,463,000 gain on sale of a property which was partially offset by a decrease in income from the operations of the sold property of $56,000. Income from the operations of the sold property decreased primarily due to a $52,000 state filing fee for New Jersey. Discontinued operations have been recorded in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived

Assets" which is effective for fiscal years beginning after December 15, 2001. As a result of this statement, the income from operations of the Partnership's Livingston, New Jersey property, which was sold in November 2002, has been recorded as discontinued operations.

     For the year ended December 31, 2002, income from discontinued operations of $1,634,000 consisted of rental income of $258,000, net of expenses of $87,000 and gain on sale of property of $1,463,000. For the year ended December 31, 2001, income from discontinued operations of $227,000 consisted of rental income of $271,000, net of expenses of $44,000.


Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's financial statements.


Quantitative and Qualitative Disclosures of Market Risk

     The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7.  Financial Statements


                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                      INDEX

                                                                            Page
                                                                            ----


Independent Auditors' Report.................................................14

Financial Statements:

Balance Sheets as of December 31, 2002 and 2001..............................15

Statements of Income for the Years Ended
     December 31, 2002 and 2001..............................................16

Statements of Partners' Capital for the Years Ended
     December 31, 2002 and 2001..............................................17

Statements of Cash Flows for the Years Ended
     December 31, 2002 and 2001..............................................18

Notes to Financial Statements................................................19

                          Independent Auditors' Report


To the Partners
Winthrop Partners 80 Limited Partnership


We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 2002 and 2001, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.






                                                   /s/ Imowitz Koenig & Co., LLP


New York, New York
January 31, 2003

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                          DECEMBER 31,
                                                                ----------------------------------
                                                                     2002              2001
                                                                ----------------  ----------------
ASSETS

Real Estate Leased to Others:

Real Estate at cost, net of accumulated depreciation
      of $927 (2002) and $839 (2001)                            $         3,432   $         4,546

Other Assets:

Cash and cash equivalents                                                 3,055             1,121
Other assets and deferred costs, net of accumulated
      amortization of $67 (2002) and $42 (2001)                             188               223
                                                                ----------------  ----------------

            Total Assets                                        $         6,675   $         5,890
                                                                ================  ================

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                            $           56     $          48
Distributions payable to partners                                         2,202               625
State fees payable on discontinued operations                                52                 -
                                                                ----------------  ----------------

            Total Liabilities                                             2,310               673
                                                                ----------------  ----------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                           5,031             5,889
General Partners' Deficit                                                  (666)             (672)
                                                                ----------------  ----------------

            Total Partners' Capital                                       4,365             5,217
                                                                ----------------  ----------------

            Total Liabilities and Partners' Capital              $        6,675     $       5,890
                                                                ================  ================


                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                                 2002                     2001
                                                                         ---------------------    ---------------------
Income:
Rental income                                                            $                835     $                821
Interest on short-term investments                                                         13                       39
Interest income on real estate leases accounted
      for under the financing method                                                        -                        3
                                                                         ---------------------    ---------------------

         Total income                                                                     848                      863
                                                                         ---------------------    ---------------------

Expenses:
Depreciation and amortization                                                             153                      149
Management fees                                                                            13                       11
Operating expenses                                                                          8                        2
General and administrative                                                                117                      112
                                                                         ---------------------    ---------------------

         Total expenses                                                                   291                      274
                                                                         ---------------------    ---------------------

Income from continuing operations                                                         557                      589
                                                                         ---------------------    ---------------------

Discontinued operations:
Income from operations of sold property, net of state fees of
       $52 in 2002                                                                        171                      227
Gain on sale of property                                                                1,463                        -
                                                                         ---------------------    ---------------------

Income from discontinued operations                                                     1,634                      227
                                                                         ---------------------    ---------------------

Net income                                                               $              2,191      $               816
                                                                         =====================    =====================

Net income allocated to general partners                                 $                 73     $                 65
                                                                         =====================    =====================

Income from continuing operations allocated to limited partners          $                513     $                542

Income from discontinued operations allocated to limited partners                       1,605                      209
                                                                         ---------------------    ---------------------

Net income allocated to limited partners                                 $              2,118     $                751
                                                                         =====================    =====================

Income from continuing operations per Unit of
      Limited Partnership Interest                                       $              11.24     $              11.87
Income from discontinued operations per Unit of
      Limited Partnership Interest                                                      35.16                     4.58
                                                                         ---------------------    ---------------------

Net income per Unit of Limited Partnership Interest                      $              46.40     $              16.45
                                                                         =====================    =====================

Distributions per Unit of Limited Partnership Interest                   $              65.19      $             29.54
                                                                         =====================    =====================


                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                        (In Thousands, Except Unit Data)

                                      Units of
                                       Limited             General              Limited               Total
                                     Partnership          Partners'            Partners'            Partners'
                                      Interest             Deficit              Capital              Capital
                                  ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2001                    45,646   $             (620)  $           6,486    $            5,866

    Distributions                                                   (117)             (1,348)               (1,465)
    Net income                                                        65                 751                   816
                                  ------------------  -------------------  ------------------   -------------------

Balance - December 31, 2001                  45,646                 (672)              5,889                 5,217

    Distributions                                                    (67)             (2,976)               (3,043)
    Net income                                                        73               2,118                 2,191
                                  ------------------  -------------------  ------------------   -------------------

Balance - December 31, 2002                  45,646   $             (666)  $           5,031    $            4,365
                                  ==================  ===================  ==================   ===================





                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                              -------------------------------
                                                                                  2002              2001
                                                                              -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations:
Income from continuing operations                                             $        557     $         589
      Adjustments to reconcile income to net cash provided
        by continuing operations:
      Depreciation                                                                     128               124
      Amortization                                                                      25                25
Changes in assets and liabilities:
      Decrease (increase) in other assets                                               10               (71)
      Increase (decrease) in accounts payable and
           accrued expenses                                                              8               (33)
                                                                              -------------    --------------

      Net cash provided by continuing operations                                       728               634
                                                                              -------------    --------------

Discontinued Operations:
Income from discontinued operations                                                  1,634               227
      Adjustments to reconcile income to net cash provided
        by discontinued operations:
      Depreciation                                                                      32                39
      Gain on sale of property                                                      (1,463)                -
Change in  liabilities:
      Increase in state fees payable                                                    52                 -
                                                                              -------------    --------------

      Net cash provided by discontinued operations                                     255               266
                                                                              -------------    --------------

Net cash provided by operating activities                                              983               900
                                                                              -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:

      Minimum lease payments received, net of interest income
         earned, on leases accounted for under the financing method                      -                26
      Net proceeds from sale of property - discontinued operations                   2,417                 -
      Leasing costs                                                                      -                (2)
                                                                              -------------    --------------

      Net cash provided by investing activities                                      2,417                24
                                                                              -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash distributions                                                            (1,466)           (1,120)
                                                                              -------------    --------------

      Cash used in financing activities                                             (1,466)           (1,120)
                                                                              -------------    --------------

Net increase (decrease) in cash and cash equivalents                                 1,934              (196)

Cash and Cash Equivalents, Beginning of Year                                         1,121             1,317
                                                                              -------------    --------------

Cash and Cash Equivalents, End of Year                                        $      3,055     $       1,121
                                                                              =============    ==============

Supplemental Disclosure of Non-Cash Financing Activities

Accrued distributions to partners                                             $      2,202     $         625
                                                                              =============    ==============





                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Organization

     Winthrop Partners 80 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases four properties, two of which are located in Texas and one each in Iowa and Nebraska. The properties are leased to one or more tenants under net lease agreements.


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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     Percentage Rent

     The Partnership has entered into several leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the properties ("percentage rent"). These percentage rents are recorded when earned. For the years ended December 31, 2002 and 2001, the Partnership received percentage rent totaling approximately $85,000 and $73,000, respectively.


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


     Deferred Costs

     At December 31, 2002 and 2001, deferred leasing costs of $172,000 are being amortized on a straight-line basis over the life of the respective leases. Accumulated amortization totaled $67,000 and $42,000 at December 31, 2002 and 2001, respectively.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


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


     Distributions to Partners

     The Partnership's distributions (paid or accrued) aggregated $67,000 and $117,000 to its general partners and $2,976,000 ($65.19 per unit) and $1,348,000 ($29.54 per unit) to its limited partners for the years ended December 31, 2002 and 2001, respectively. The cash distribution due partners for the years ended December 31, 2002 and 2001 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.


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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     Segment Reporting

     The Partnership has one reportable segment, net leased commercial real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.


     Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 142 addresses accounting and reporting for intangible assets acquired, except for those acquired in a business combination. SFAS No. 142 presumes that goodwill and certain intangible assets have indefinite useful lives. Accordingly, goodwill and certain intangibles will not be amortized but rather will be tested at least annually for impairment. SFAS No. 142 also addresses accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. This statement had no effect on the Partnership's financial statements.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 will be effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     Recently Issued Accounting Standards (Continued)

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

     In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This Interpretation had no effect on the Partnership's financial statements.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this will have an impact on the Partnership's financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


2.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by Winthrop Management LLC. Winthrop Management LLC earned $16,000 and $15,000 ($3,000 and $4,000 of which is included in discontinued operations for 2002 and 2001) for managing the properties of the Partnership for the years ended December 31, 2002 and 2001, respectively.

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

     During 2002 and 2001, an affiliate of the general partners acquired 47 units and 838 units, respectively, of the total limited partnership units of the Partnership. As a result of these purchases, and purchases made in prior years, affiliates of the general partners own approximately 21% of the outstanding limited partnership units.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


3.   REAL ESTATE LEASED TO OTHERS

     Real estate leased to others, at cost, is summarized as follows:

                                                    December 31,
                                           ------------------------------
                                               2002             2001
                                           -------------    -------------
     Land                                  $   1,216,000    $   1,811,000
     Commercial buildings                      3,144,000        3,574,000
     Accumulated depreciation                   (927,000)        (839,000)
                                           -------------    -------------
                                           $   3,433,000    $   4,546,000
                                           =============    =============

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the non-cancelable portion of the operating leases:

          2003..................................................  $   857,000
          2004..................................................      766,000
          2005..................................................      734,000
          2006..................................................      419,000
          2007..................................................      296,000
          Thereafter............................................      107,000
                                                                  -----------
                                                                  $ 3,179,000
                                                                  ===========


4.   SIGNIFICANT TENANTS

     For the year ended December 31, 2002 approximately 90% of revenue from rental operations was from five tenants. For the year ended December 31, 2001 four tenants comprised approximately 79% of the Partnership's rental revenue. Each tenant represented 10% or more of revenue from rental operations. Approximately 35% of revenue from rental operations was from the Partnership's Victoria, Texas property during 2002 and 2001. This property had two tenants at the end of 2002 and 2001.


5.   SALE OF PROPERTY

     On November 1, 2002, the Partnership sold its Livingston, New Jersey property to an unaffiliated third party for $2,450,000. The Partnership received net proceeds of $2,417,000 after payment of closing costs of $33,000. The Partnership recognized a gain for financial reporting purposes of $1,463,000. The Partnership has recorded an accrued distribution related to the net proceeds received from the sale of $2,202,000 ($48.24 per unit) to the limited partners at December 31, 2002.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)


5.   SALE OF PROPERTY (Continued)

     The sale and operations of this property have been recorded as discontinued operations in accordance with the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." For the year ended December 31, 2002, income from discontinued operations of $1,634,000 consisted of rental income of $258,000, net of expenses of $87,000 and a gain on sale of property of $1,463,000. Expenses included a $52,000 state filing fee for New Jersey. For the year ended December 31, 2001, income from discontinued operations of $227,000 consisted of rental income of $271,000, net of expenses of $44,000.


6.   TAXABLE INCOME

     The Partnership's taxable income for 2002 and 2001 differs from net income for financial reporting purposes, as follows:

                                                                 2002              2001
                                                             -------------     -------------
Net income for financial reporting purposes                  $   2,191,000     $     816,000
     Minimum lease payments received, net of interest
     income earned, on leases accounted for under
     the financing method                                               --            26,000
     Depreciation on leases accounted for under the
     financing method and tax depreciation adjustment               76,000            74,000
     Deferred rent                                                  28,000           (77,000)
     Gain on sale of property                                       74,000                --
                                                             -------------     -------------
Taxable income                                               $   2,369,000     $     839,000
                                                             =============     =============

Taxable income per Unit of Limited Partnership Interest      $       50.11     $       16.91
                                                             =============     =============


7.   SUBSEQUENT EVENT

     The term of the lease encumbering the Partnership's property located in Mt. Pleasant, Iowa was scheduled to expire on March 31, 2003. The tenant, Experian Services Corporation ("Experian") elected to exercise its first one-year renewal option. Accordingly, the lease term was extended to March 31, 2004 at the same annual rental rate. Experian has one additional one-year renewal term under the lease.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

     There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2002 or 2001 audits of the Partnership's financial statements.

                                    PART III
                                    --------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

     The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2003, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

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


     Michael L. Ashner, age 50, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. Since August 19, 2002, Mr. Ashner has also served as the Chief Executive Officer of Shelbourne Properties I Inc., Shelbourne Properties II Inc. and Shelbourne Properties III Inc. (collectively, the "Shelbourne REITs"), three publicly traded real estate investment trusts. Mr. Ashner currently serves as a director of each of the Shelbourne REITs, Great Bay Hotel and Casino Inc., and NBTY, Inc.

     Thomas C. Staples, age 47, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA.

     Peter Braverman, age 51, has been a Vice President of WFA and the Managing General Partner since January 1996. Since August 19, 2002, Mr. Braverman has also served as the Executive Vice President of each of the Shelbourne REITs. Mr. Braverman serves as a director of the Shelbourne REITs.

     Carolyn Tiffany, age 36, has been employed with WFA since January 1993. Since December 1997, Ms. Tiffany has served as the Chief Operating Officer of WFA. In addition, since August 19, 2002, Ms. Tiffany has served as the Chief Financial Officer of each of the Shelbourne REITs.

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

Item 10. Executive Compensation.
--------------------------------

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

     No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2003, except Quadrangle Associates I L.L.C. ("Quadrangle"), an affiliate of the Managing General Partner, which owns 9,986.97 Units (approximately 21.88% of the total outstanding units) substantially all or which were acquired pursuant to its tender offer commenced on August 23, 1999. The principal office of Quadrangle is located at 7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114. In addition, WFA holds 12 Units.

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

     (b) Security ownership of management.

     None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at March 1, 2003. WFA owns 12 Units and Quadrangle own a total of 9,986.97 Units representing approximately 21.88% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

     Winthrop Management, LLC is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For the years ended December 31, 2002 and 2001, Winthrop Management, LLC earned approximately $16,000 and $15,000, respectively, for managing the real properties of the Partnership.

     The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the year ended December 31, 2002 and 2001, the Partnership paid or accrued distributions from Cash Available for Distribution to the General Partners of $67,000 and $117,000, respectively.

     Quadrangle and WFA receive their proportionate share of Cash Available for Distribution with respect to their Units owned pursuant to Section 4.1 of the Partnership Agreement.

     During the liquidation stage of the Partnership, the General Partners and their affiliates are entitled to receive distributions, subordinated to specified minimum returns to the Limited Partners, as described in the Partnership Agreement.


Item 13. Controls and Procedures

     The Managing General Partner's principal executive officer and principal financial officer have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.


Item 14. Exhibits and Reports on Form 8K.

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

                                                    Date: March 28, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


Signature/Name              Title                              Date
--------------              -----                              ----


/s/ Michael Ashner          Chief Executive Officer            March 28, 2003
-----------------------     and Director
Michael Ashner


/s/ Thomas Staples          Chief Financial Officer            March 28, 2003
-----------------------
Thomas Staples

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002


                                 CERTIFICATIONS

     I, Michael L. Ashner, certify that:

1. I have reviewed this annual report on Form 10-KSB of Winthrop Partners 80 Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003                       /s/ Michael  L. Ashner
                                             -----------------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                          FORM 10-KSB DECEMBER 31, 2002


                                 CERTIFICATIONS

     I, Thomas Staples, certify that:

1. I have reviewed this annual report on Form 10-KSB of Winthrop Partners 80 Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant is made known to us, particularly during the period in which this annual report is being prepared:

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   March 28, 2003                          /s/ Thomas Staples
                                                -----------------------
                                                Thomas Staples
                                                Chief Financial Officer

                                INDEX TO EXHIBITS

        Exhibit                                                           Page
        -------                                                           ----

 3      Amended and Restated Agreement of Limited Partnership of           (1)
        Winthrop Partners 80 dated as of June 5, 1980

 4      See Exhibit (3).

10(a)   Property Management Agreement between Winthrop Partners            (1)
        80 and WP Management Co., Inc. dated February 12, 1980

10(b)   Documents relating to Dairymart, formerly The Lawson               (2)
        Company ("Dairymart"), property in Bolivar, Ohio

10(c)   Documents relating to the Dairymart property in Creston, Ohio      (2)

10(d)   Documents relating to the Dairymart property in Berkley,           (2)
        Michigan

10(e)   Documents relating to the Duckwall-Alco Stores, Inc. property      (3)
        in Nebraska City, Nebraska

        Assumption and Amendment to Lease, dated September 11, 1989        (4)

10(f)   Documents relating to the Wal-Mart Stores, Inc. ("Wal-Mart")       (3)
        property in Bowling Green, Kentucky

10(g)   Documents relating to the Wal-Mart property in Victoria, Texas     (3)

10(h)   First Amendment to Lease, date October 7, 1994, between            (5)
        Winthrop Partners 80 Limited Partnership and Wal-Mart
        Stores, Inc.

99.1    Certification Pursuant to Section 906 of the                       39
        Sarbanes-Oxley Act of 2002.

99.2    Supplementary Information required pursuant to Section             40
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