Form 10QSB
period 2003-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2003-05-14
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684
                                                 ------

                    Winthrop Partners 80 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Massachusetts                                  04-2693546
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
      incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                     02114-9507
-----------------------------------------   ------------------------------------
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








                                    1 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                                   MARCH 31, 2003            DECEMBER 31,
                                                                    (UNAUDITED)                  2002
                                                                 --------------------    ---------------------

Assets
------
Real estate leased to others, at cost, net of accumulated
      depreciation of $958 (2003) and $927 (2002)                     $ 3,401                  $ 3,432

Other Assets:

Cash and cash equivalents                                                 954                    3,055
Other assets and deferred costs, net of accumulated
      amortization of $73 (2003) and $67 (2002)                           263                      188
                                                                      -------                  -------

         Total Assets                                                 $ 4,618                  $ 6,675
                                                                      =======                  =======

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                                 $    53                  $    56
Distributions payable to partners                                         214                    2,202
State fees payable on discontinued operations                              52                       52
                                                                      -------                  -------

         Total Liabilities                                                319                    2,310
                                                                      -------                  -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                         4,953                    5,031
General Partners' Deficit                                                (654)                    (666)
                                                                      -------                  -------

         Total Partners' Capital                                        4,299                    4,365
                                                                      -------                  -------

         Total Liabilities and Partners' Capital                      $ 4,618                  $ 6,675
                                                                      =======                  =======



                       See notes to financial statements.



                                    2 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                            FOR THE THREE MONTHS ENDED
                                                              MARCH 31,      MARCH 31,
                                                                2003           2002
                                                              --------       --------
Income:
Rental income                                                 $    211       $    212
Interest on short-term investments                                   4              3
                                                              --------       --------
         Total income                                              215            215
                                                              --------       --------
Expenses:
Depreciation and amortization                                       37             36
Management fees                                                      3              3
General and administrative                                          27             21
                                                              --------       --------
         Total expenses                                             67             60
                                                              --------       --------
Income from continuing operations                                  148            155
                                                              --------       --------
Discontinued operations:
Income from operations of sold property                              -             42
                                                              --------       --------
Net income                                                    $    148       $    197
                                                              ========       ========
Net income allocated to general partners                      $     12       $     16
                                                              ========       ========
Income from continuing operations allocated
      to limited partners                                     $    136       $    142
Income from discontinued operations allocated
      to limited partners                                            -             39
                                                              --------       --------
Net income allocated to limited partners                      $    136       $    181
                                                              ========       ========
Income from continuing operations per
      Unit of Limited Partnership Interest                    $   2.98       $   3.11
Income from discontinued operations per
      Unit of Limited Partnership Interest                           -           0.86
                                                              --------       --------
Net income per Unit of Limited Partnership Interest           $   2.98       $   3.97
                                                              ========       ========
Distributions per Unit of Limited Partnership Interest        $   4.68       $   5.65
                                                              ========       ========

                       See notes to financial statements.

                                    3 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                      UNITS OF
                                       LIMITED             GENERAL              LIMITED               TOTAL
                                     PARTNERSHIP          PARTNERS'            PARTNERS'            PARTNERS'
                                      INTEREST             DEFICIT              CAPITAL              CAPITAL
                                  ------------------  -------------------  ------------------   -------------------
Balance - January 1, 2003               45,646              $  (666)            $ 5,031              $ 4,365

    Distributions                         --                   --                  (214)                (214)

    Net income                            --                     12                 136                  148
                                       -------              -------             -------              -------

Balance - March 31, 2003                45,646              $  (654)            $ 4,953              $ 4,299
                                       =======              =======             =======              =======



                       See notes to financial statements.




                                    4 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

STATEMENTS OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                                    FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,             MARCH 31,
                                                                                    2003                  2002
                                                                                  --------              --------
Cash Flows From Operating Activities:

Continuing Operations
      Income from continuing operations                                            $   148               $   155
      Adjustments to reconcile income to net cash provided
        by continuing operations:
         Depreciation                                                                   31                    30
         Amortization                                                                    6                     6

      Changes in assets and liabilities:
         Increase in other assets                                                      (81)                  (66)
         (Decrease) increase in accounts payable and accrued expenses                   (3)                   16
                                                                                  --------              --------
         Net cash provided by continuing operations                                    101                   141
                                                                                  --------              --------

Discontinued Operations
      Income from discontinued operations                                             --                      42
      Adjustments to reconcile income to net cash provided
        by discontinued operations:
         Depreciation                                                                 --                      11
                                                                                  --------              --------

         Net cash provided by discontinued operations                                 --                      53
                                                                                  --------              --------

      Net cash provided by operating activities                                        101                   194
                                                                                  --------              --------

Cash Flows From Financing Activities:

      Cash distributions                                                            (2,202)                 (625)
                                                                                  --------              --------

      Cash used in financing activities                                             (2,202)                 (625)
                                                                                  --------              --------

Net decrease in cash and cash equivalents                                           (2,101)                 (431)

Cash and cash equivalents, beginning of period                                       3,055                 1,121
                                                                                  --------              --------
Cash and cash equivalents, end of period                                           $   954               $   690
                                                                                  ========              ========
Supplemental Disclosure of Non-Cash Financing
      Activities -

Accrued distributions to partners                                                  $   214               $   280
                                                                                  ========              ========


                       See notes to financial statements.


                                    5 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

                          NOTES TO FINANCIAL STATEMENTS


1.       GENERAL

         The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2002.

         The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2002 was derived from audited financial statements at such date.

         The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

2.       RELATED PARTY TRANSACTIONS

         Management fees earned by an affiliate of the Managing General Partner totaled $3,000 and $4,000 ($1,000 of which is included in discontinued operations for 2002) during the three months ended March 31, 2003 and March 31, 2002, respectively.



















                                    6 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

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

              The level of liquidity based on cash and cash equivalents experienced a $2,101,000 decrease at March 31, 2003 as compared to December 31, 2002. The decrease was due to partner distributions of $2,202,000, which were partially offset by net cash provided by operating activities of $101,000. At March 31, 2003, the Partnership had $954,000 in cash reserves which has been invested primarily in money market mutual funds.

              The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient at March 31, 2003, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses. As of March 31, 2003, the Partnership recorded an accrued distribution of $214,000 ($4.68 per unit) to its limited partners. In addition, the Partnership made a distribution of $2,202,000 ($48.24 per unit) to its limited partners during the three months ended March 31, 2003 from the net proceeds received from the sale of a property during the fourth quarter of 2002.



                                    7 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Liquidity and Capital Resources (Continued)

              The term of the lease encumbering the Partnership's property located in Mt. Pleasant, Iowa was scheduled to expire on March 31, 2003. The tenant, Experian Services Corporation ("Experian"), elected to exercise its first one-year renewal option. Accordingly, the lease term was extended to March 31, 2004 at the same annual rental rate. Experian has one additional one-year renewal term under the lease.

              Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2003 base rental revenue, are presently scheduled to expire as follows; 15% in 2004, 13% in 2005, 27% in 2006, 13% in 2007 and 32% in 2008. The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

              Results of Operations

              Net income decreased by $49,000 for the three months March 31, 2003 as compared to the comparable period in 2002 due to a decrease in income from continuing operations of $7,000 and a decrease in income from discontinued operations of $42,000.

              Income from continuing operations decreased by $7,000 for the three months ended March 31, 2003 as compared to the comparable period in 2002 due to an increase in expenses of $7,000. The increase in expenses was attributable to increases in depreciation and amortization expense of $1,000 and general and administrative expenses of $6,000.


                                    8 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Results of Operations (Continued)

              Income from discontinued operations decreased by $42,000 for the three months ended March 31, 2003 as compared to the comparable period in 2002 due to a decrease in income from the operations of a sold property of $42,000. During the fourth quarter of 2002, the Partnership sold its Livingston, New Jersey property and recorded the operations and sale of this property as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was effective for fiscal years beginning after December 15, 2001. As a result of classifying this property as discontinued operations, the Partnership has reclassified the 2002 results of operations of this property to discontinued operations for comparative purposes.

              Recently Issued Accounting Standards

              In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13 and Technical Corrections," which updates, clarifies and simplifies existing accounting pronouncements. In part, this statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt." FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Upon adoption, enterprises must reclassify prior period items that do not meet the extraordinary item classification criteria in Accounting Principles Board ("APB") Opinion No. 30. This statement had no effect on the Partnership's financial statements.

              In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit and disposal activities initiated after December 31, 2002. This statement had no effect on the Partnership's financial statements.

              In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." The interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation were effective for the Partnership's December 31, 2002 financial statements. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. This interpretation had no effect on the Partnership's financial statements.

                                    9 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the interpretation are immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Partnership will need to apply its provisions to any existing variable interests in variable interest entities by no later than December 31, 2004. The Partnership does not expect that this interpretation will have an impact on the Partnership's financial statements.

              In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

              Quantitative and Qualitative Disclosures of Market Risk

              The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.


                                    10 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


ITEM 3.       CONTROLS AND PROCEDURES

              The Partnership's principal executive officer and principal financial officer have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a - 14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect such internal controls since the date of evaluation. Accordingly, no corrective actions have been taken with regard to significant deficiencies or material weaknesses.






                                    11 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


PART II - OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  99.1     Supplementary Information Required Pursuant to
                           Section 9.4 of the Partnership Agreement.

                  99.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the period ended March 31, 2003.

























                                    12 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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



                        BY: ONE WINTHROP PROPERTIES, INC.
                            Managing General Partner



                            BY: /s/ Michael L. Ashner
                                ------------------------------
                                Michael L. Ashner
                                Chief Executive Officer and Director


                             BY: /s/ Thomas Staples
                                 -----------------------------
                                 Thomas Staples
                                 Chief Financial Officer





                             Dated: May 14, 2003












                                    13 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


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

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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


                                    14 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


             6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




                  Date: May 14, 2003        /s/ Michael L. Ashner
                                            ----------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director






























                                    15 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003

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

             4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

                  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us, particularly during the period in which this quarterly report is being prepared;

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


                                    16 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


             6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                  Date: May 14, 2003              /s/ Thomas C. Staples
                                                 ----------------------
                                                 Thomas C. Staples
                                                 Chief Financial Officer






                                    17 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2003


EXHIBIT INDEX

         Exhibit                                                                     Page No.
         -------                                                                     --------

99.1     Supplementary Information Required Pursuant to
         Section 9.4 of the Partnership Agreement.                                      19


99.2     Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.       20











                                    18 of 20