Form 10QSB
period 2003-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2003-08-14
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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

              Massachusetts                             04-2693546
------------------------------------------  ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA                02114-9507
----------------------------------------------   --------------------------
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

                                    1 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                                   JUNE 30, 2003         DECEMBER 31,
                                                                    (UNAUDITED)             2002
                                                                   -------------        -------------
Assets

Real estate leased to others, at cost, net of accumulated
      depreciation of $990 (2003) and $927 (2002)                     $ 3,369             $ 3,432

Other Assets:

Cash and cash equivalents                                                 833               3,055
Other assets and deferred costs, net of accumulated
      amortization of $79 (2003) and $67 (2002)                           276                 188
                                                                      -------             -------

         Total Assets                                                 $ 4,478             $ 6,675
                                                                      =======             =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                                 $    42             $    56
Distributions payable to partners                                         214               2,202
State fees payable on discontinued operations                            --                    52
                                                                      -------             -------

         Total Liabilities                                                256               2,310
                                                                      -------             -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                         4,865               5,031
General Partners' Deficit                                                (643)               (666)
                                                                      -------             -------

         Total Partners' Capital                                        4,222               4,365
                                                                      -------             -------

         Total Liabilities and Partners' Capital                      $ 4,478             $ 6,675
                                                                      =======             =======


                       See notes to financial statements.



                                    2 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003



STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                 FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                 JUNE 30,          JUNE 30,       JUNE 30,        JUNE 30,
                                                                   2003             2002            2003            2002
                                                                ----------       -----------     -----------     ----------
Income:

Rental income                                                   $     209        $      208      $      420      $     420
Interest on short-term investments                                      2                 2               6              5
                                                                ----------       -----------     -----------     ----------

         Total income                                                 211               210             426            425
                                                                ----------       -----------     -----------     ----------

Expenses:

Depreciation and amortization                                          38                36              75             72
Operating expenses                                                      -                 8               -              8
Management fees                                                         3                 3               6              6
General and administrative                                             33                36              60             57
                                                                ----------       -----------     -----------     ----------

         Total expenses                                                74                83             141            143
                                                                ----------       -----------     -----------     ----------

Income from continuing operations                                     137               127             285            282
                                                                ----------       -----------     -----------     ----------

Discontinued operations:

Income from operations of sold property                                 -               120               -            162
                                                                ----------       -----------     -----------     ----------

Net income                                                      $     137        $      247      $      285      $     444
                                                                ==========       ===========     ===========     ==========

Net income allocated to general partners                        $      11        $       20      $       23      $      36
                                                                ==========       ===========     ===========     ==========

Income from continuing operations allocated
    to limited partners                                         $     126        $      117      $      262      $     259

Income from discontinued operations allocated
    to limited partners                                                 -               110               -            149
                                                                ----------       -----------     -----------     ----------
Net income allocated to limited partners                        $     126        $      227      $      262      $     408
                                                                ==========       ===========     ===========     ==========

Income from continuing operations per
    Unit of Limited Partnership                                 $    2.76        $     2.56      $     5.74      $    5.67
Income from discontinued operations per
    Unit of Limited Partnership                                         -              2.41               -           3.27
                                                                ----------       -----------     -----------     ----------

Net income per Unit of Limited Partnership Interest             $    2.76        $     4.97      $     5.74      $    8.94
                                                                ==========       ===========     ===========     ==========

Distributions per Unit of Limited Partnership Interest          $    4.68        $     5.65      $     9.36      $   11.30
                                                                ==========       ===========     ===========     ==========


                       See notes to financial statements.



                                    3 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                    UNITS OF
                                     LIMITED           GENERAL           LIMITED             TOTAL
                                   PARTNERSHIP         PARTNERS'         PARTNERS'          PARTNERS'
                                    INTEREST           DEFICIT           CAPITAL            CAPITAL
                                   -----------        ----------         ---------          ---------
Balance - January 1, 2003            45,646           $  (666)           $ 5,031            $ 4,365

    Distributions                      --                --                 (428)              (428)

    Net income                         --                  23                262                285
                                    -------           -------            -------            -------

Balance - June 30, 2003              45,646           $  (643)           $ 4,865            $ 4,222
                                    =======           =======            =======            =======


                       See notes to financial statements.


                                    4 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

                                                                                     FOR THE SIX MONTHS ENDED
                                                                                  JUNE 30,             JUNE 30,
                                                                                    2003                2002
                                                                                  -------              -------
Cash Flows From Operating Activities:

Continuing Operations
      Income from continuing operations                                           $   285              $   282
      Adjustments to reconcile income to net cash provided
        by continuing operations:
         Depreciation                                                                  63                   60
         Amortization                                                                  12                   12

      Changes in assets and liabilities:
         Increase in other assets                                                    (100)                 (71)
         (Decrease) increase in accounts payable and accrued expenses                 (14)                   7
                                                                                  -------              -------

         Net cash provided by continuing operations                                   246                  290
                                                                                  -------              -------

Discontinued Operations
      Income from discontinued operations                                            --                    162
      Adjustments to reconcile income to net cash (used in)
        provided by discontinued operations:
         Depreciation                                                                --                     22
      Change in liabilities:
         Decrease in state fees payable                                               (52)                --
                                                                                  -------              -------

         Net cash (used in) provided by discontinued operations                       (52)                 184
                                                                                  -------              -------

      Net cash provided by operating activities                                       194                  474
                                                                                  -------              -------

Cash Flows From Financing Activities:

      Cash distributions                                                           (2,416)                (905)
                                                                                  -------              -------

      Cash used in financing activities                                            (2,416)                (905)
                                                                                  -------              -------

Net decrease in cash and cash equivalents                                          (2,222)                (431)

Cash and cash equivalents, beginning of period                                      3,055                1,121
                                                                                  -------              -------

Cash and cash equivalents, end of period                                          $   833              $   690
                                                                                  =======              =======

Supplemental Disclosure of Non-Cash Financing
      Activities -

Accrued distributions to partners                                                 $   214              $   280
                                                                                  =======              =======






                       See notes to financial statements.



                                    5 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

         The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

2.       RELATED PARTY TRANSACTIONS

         Management fees earned by an affiliate of the Managing General Partner totaled $6,000 and $9,000 ($3,000 of which is included in discontinued operations for 2002) during the six months ended June 30, 2003 and June 30, 2002, respectively.

3.       SUBSEQUENT EVENT

         In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. In this regard, in August 2003, the Partnership entered into a contract to sell its Beaumont, Texas property to an unaffiliated third party. The sale of this property is subject to the purchaser completing its due diligence review and is scheduled to close, assuming satisfactory completion of the purchaser's due diligence review, during the fourth quarter of 2003.



                                    6 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

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

              In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. In this regard, in August 2003, the Partnership entered into a contract to sell its Beaumont, Texas property to an unaffiliated third party. The sale of this property is subject to the purchaser completing its due diligence review and is scheduled to close, assuming satisfactory completion of the purchaser's due diligence review, during the fourth quarter of 2003.

              The level of liquidity based on cash and cash equivalents experienced a $2,222,000 decrease at June 30, 2003 as compared to December 31, 2002. The decrease was due to partner distributions of $2,416,000, which were partially offset by net cash provided by operating activities of $194,000. At June 30, 2003, the Partnership had $833,000 in cash reserves which has been invested primarily in money market mutual funds.

              The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient at June 30, 2003, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses. As of June 30, 2003, the Partnership recorded an accrued distribution of $214,000 ($4.68 per unit) to its limited partners. During the six months ended June 30, 2003, the Partnership made a distribution of $2,202,000 ($48.24 per unit) to its limited partners from the net proceeds received from the sale of a property during the fourth quarter of 2002 and a distribution from operations of $214,000 ($4.68 per unit) to its limited partners.


                                    7 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


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

              Results of Operations

              Net income decreased by $159,000 for the six months ended June 30, 2003 as compared to the comparable period in 2002 due to a decrease in income from discontinued operations of $162,000 which was partially offset by an increase in income from continuing operations of $3,000.

              Income from continuing operations increased by $3,000 for the six months ended June 30, 2003 as compared to the comparable period in 2002 due to an increase in income of $1,000 and a decrease in expenses of $2,000. The increase in income was attributable to an increase in interest on short-term investments of $1,000. The decrease in expenses was attributable to a decrease in operating expenses of $8,000 which was substantially offset by increases in depreciation and amortization expense of $3,000 and general and administrative expenses of $3,000.



                                    8 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Results of Operations (Continued)

              Income from discontinued operations decreased by $162,000 for the six months ended June 30, 2003 as compared to the comparable period in 2002 due to a decrease in income from the operations of a sold property of $162,000. During the fourth quarter of 2002, the Partnership sold its Livingston, New Jersey property and recorded the operations and sale of this property as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which was effective for fiscal years beginning after December 15, 2001. As a result of classifying this property as discontinued operations, the Partnership has reclassified the 2002 results of operations of this property to discontinued operations for comparative purposes.

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

                                    9 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

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

              In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150

                                    10 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003

ITEM 2.       MANAGEMENT'S  DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
              (CONTINUED)

              Recently Issued Accounting Standards (Continued)

              does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Partnership does not expect that this statement will have an impact on the Partnership's financial statements.

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




                                    11 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003


PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.


         (a)      Exhibits:

                  31 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                  99.1   Supplementary Information Required Pursuant to Section
                         9.4 of the Partnership Agreement.

         (b)      Reports of Form 8-K:

                  No reports on Form 8-K were filed during the period ended June 30, 2003.


















                                    12 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003



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



                                 BY: ONE WINTHROP PROPERTIES, INC.
                                     Managing General Partner



                                     BY: /s/ Michael L. Ashner
                                         ------------------------------------
                                         Michael L. Ashner
                                         Chief Executive Officer and Director


                                     BY: /s/ Thomas C. Staples
                                         ------------------------------------
                                         Thomas C. Staples
                                         Chief Financial Officer





                                     Dated: August 14, 2003








                                    13 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2003



EXHIBIT INDEX

         Exhibit                                                                        Page No.
         -------                                                                        --------
31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.      15 - 18

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.          19

99.1     Supplementary Information Required Pursuant to Section 9.4 of the
         Partnership Agreement.                                                            20



















                                    14 of 20