Form 10QSB
period 2003-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2003-11-14
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
     (Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2003
                                                ------------------
                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ___________ to ___________

                             Commission file number 0-9684
                                                    ------

                     Winthrop Partners 80 Limited Partnership
        (Exact name of small business issuer as specified in its charter)

                  Massachusetts                                      04-2693546
     ----------------------------------------------------   --------------------------
                (State or other jurisdiction of             (I.R.S. Employer Identification No.)
                  incorporation or organization)

            7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
     ----------------------------------------------------   --------------------------
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











                                     1 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                SEPTEMBER 30, 2003          DECEMBER 31,
                                                                                   (UNAUDITED)                  2002
                                                                              ---------------------    ---------------------

Assets
------

Real Estate Leased to Others:

Real estate leased to others, at cost, net of accumulated
      depreciation of $902 (2003) and $927 (2002)                              $              2,359     $              3,432

Real estate held for sale, net of accumulated
      depreciation of $120                                                                      978                        -
                                                                               ---------------------    ---------------------

                                                                                              3,337                    3,432

Other Assets:

Cash and cash equivalents                                                                       893                    3,055
Other assets and deferred costs, net of accumulated
      amortization of $85 (2003) and $67 (2002)                                                 185                      188
                                                                               ---------------------    ---------------------

         Total Assets                                                          $              4,415     $              6,675
                                                                               =====================    =====================

Liabilities and Partners' Capital
---------------------------------

Liabilities:

Accounts payable and accrued expenses                                           $                54     $                 56
Distributions payable to partners                                                               214                    2,202
State fees payable on discontinued operations                                                     -                       52
                                                                               ---------------------    ---------------------

         Total Liabilities                                                                      268                    2,310
                                                                               ---------------------    ---------------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                                               4,779                    5,031
General Partners' Deficit                                                                      (632)                    (666)
                                                                               ---------------------    ---------------------

         Total Partners' Capital                                                              4,147                    4,365
                                                                               ---------------------    ---------------------

         Total Liabilities and Partners' Capital                                $             4,415     $              6,675
                                                                               =====================    =====================

                      See notes to financial statements.

                              2 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                     FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                        2003             2002            2003             2002
                                                                   -------------    -------------    -------------    -------------
Income:

Rental income                                                          $ 154             $ 151          $  462           $  459
Interest on short-term investments                                         1                 2               7                7
                                                                       -----             -----          ------           ------

         Total income                                                    155               153             469              466
                                                                       -----             -----          ------           ------

Expenses:

Depreciation and amortization                                             28                28              80               80
Operating expenses                                                         -                 -               -                5
Management fees                                                            2                 2               7                7
General and administrative                                                30                33              90               93
                                                                       -----             -----          ------           ------

         Total expenses                                                   60                63             177              185
                                                                       -----             -----          ------           ------

Income from continuing operations                                         95                90             292              281

Discontinued operations:

Income (loss) from discontinued operations, net of
      state fees of $161 in 2002                                          44               (72)            132              181
                                                                       -----             -----          ------           ------

Net income                                                             $ 139             $  18          $  424           $  462
                                                                       =====             =====          ======           ======

Net income allocated to general partners                               $  11             $   1          $   34           $   37
                                                                       =====             =====          ======           ======

Income from continuing operations allocated
      to limited partners                                              $  87             $  83          $  269           $  259

Income (loss) from discontinued operations allocated
      to limited partners                                                 41               (66)            121              166
                                                                       -----             -----          ------           ------

Net income allocated to limited partners                               $ 128             $  17          $  390           $  425
                                                                       =====             =====          ======           ======

Income from continuing operations per
      Unit of Limited Partnership Interest                             $1.91             $1.82          $ 5.89           $ 5.67

Income (loss) from discontinued operations per
      Unit of Limited Partnership Interest                              0.90             (1.45)         $ 2.65           $ 3.64
                                                                       -----             -----          ------           ------

Net income per Unit of Limited Partnership Interest                    $2.81             $0.37          $ 8.54           $ 9.31
                                                                       =====             =====          ======           ======

Distributions per Unit of Limited Partnership Interest                 $4.68             $5.65          $14.04           $16.95
                                                                       =====             =====          ======           ======


                      See notes to financial statements.

                                  3 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)


(IN THOUSANDS, EXCEPT UNIT DATA)



                                                UNITS OF
                                                 LIMITED            GENERAL              LIMITED                 TOTAL
                                               PARTNERSHIP         PARTNERS'            PARTNERS'              PARTNERS'
                                                INTEREST            DEFICIT              CAPITAL               CAPITAL
                                            ------------------ -------------------  -------------------   -------------------

Balance - January 1, 2003                              45,646  $             (666)  $            5,031    $            4,365

   Distributions                                            -                   -                 (642)                 (642)

   Net income                                               -                  34                  390                   424
                                            ------------------ -------------------  -------------------   -------------------
Balance - September 30, 2003                            45,646  $             (632)  $            4,779    $            4,147
                                            ================== ===================  ===================   ===================




                      See notes to financial statements.

                                  4 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ---------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------


STATEMENTS OF CASH FLOWS (UNAUDITED)


(IN THOUSANDS)                                                                           FOR THE NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                                         2003                     2002
                                                                                 ----------------------    ---------------------

Cash Flows From Operating Activities:

Continuing Operations
      Income from continuing operations                                          $                 292     $                281
      Adjustments to reconcile income to net cash provided
        by continuing operations:
         Depreciation                                                                               62                       62
         Amortization                                                                               18                       18

      Changes in assets and liabilities:
         Increase in other assets                                                                  (15)                     (62)
         (Decrease) increase in accounts payable and accrued expenses                               (2)                      12
                                                                                 ----------------------    ---------------------
         Net cash provided by continuing operations                                                355                      311
                                                                                  ----------------------    ---------------------

Discontinued Operations
      Income from discontinued operations                                                          132                      181
      Adjustments to reconcile income to net cash provided
        by discontinued operations:
         Depreciation                                                                               33                       61

      Change in liabilities:
         (Decrease) increase in state fees payable                                                 (52)                     161
                                                                                 ----------------------    ---------------------
          Net cash provided by discontinued operations                                              113                      403
                                                                                  ----------------------    ---------------------
      Net cash provided by operating activities                                                    468                      714
                                                                                 ----------------------    ---------------------


Cash Flows From Financing Activities:

      Cash distributions                                                                        (2,630)                  (1,186)
                                                                                 ----------------------    ---------------------
      Cash used in financing activities                                                         (2,630)                  (1,186)
                                                                                  ----------------------    ---------------------
Net decrease in cash and cash equivalents                                                       (2,162)                    (472)

Cash and cash equivalents, beginning of period                                                   3,055                    1,121
                                                                                  ----------------------    ---------------------
Cash and cash equivalents, end of period                                         $                 893     $                649
                                                                                 ======================    =====================
Supplemental Disclosure of Non-Cash Financing
      Activities -
Accrued distributions to partners                                                $                 214     $                280
                                                                                 ======================    =====================



                           See notes to financial statements.

                                        5 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

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

         The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

2.       RELATED PARTY TRANSACTIONS

         Management fees earned by an affiliate of the Managing General Partner totaled $10,000 and $13,000 ($3,000 and $6,000 of which is included in discontinued operations for 2003 and 2002, respectively) during the nine months ended September 30, 2003 and September 30, 2002, respectively.

3.       PROPERTY MATTERS AND SUBSEQUENT EVENT

         In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. In this regard, in October 2003, the Partnership sold its Beaumont, Texas property to an unaffiliated third party for $2,400,000. The Partnership received net proceeds of $2,377,000, after payment of closing costs of $23,000. The Partnership will recognize a gain for financial reporting purposes of approximately $1,400,000. At present, the Partnership has not entered into any contracts for the sale of its other remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of the remaining properties.

                                 6 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------



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

         Liquidity and Capital Resources

         The Partnership continues to hold an interest in three properties which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately six months and five years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the original lease options.

         In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. In this regard, in October 2003, the Partnership sold its Beaumont, Texas property to an unaffiliated third party for $2,400,000. The Partnership received net proceeds of $2,377,000, after payment of closing costs of $23,000. The Partnership will recognize a gain for financial reporting purposes of approximately $1,400,000. At present, the Partnership has not entered into any contracts for the sale of its other remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of the remaining properties.

         The level of liquidity based on cash and cash equivalents experienced a $2,162,000 decrease at September 30, 2003 as compared to December 31, 2002. The decrease was due to partner distributions of $2,630,000, which were partially offset by net cash provided by operating activities of $468,000. The Partnership made a distribution of $2,202,000 ($48.24 per unit) to its limited partners from the net proceeds received from the sale of a property during the fourth quarter of 2002 and distributions from operations of $428,000 ($9.36 per unit) to its limited partners. At September 30, 2003, the Partnership had $893,000 in cash reserves which has been invested primarily in money market mutual funds.

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient at September 30, 2003, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses. As of September 30, 2003, the Partnership recorded an accrued distribution of $214,000 ($4.68 per unit) to its limited partners.

                              7 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------




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

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2003 base rental revenue, are presently scheduled to expire as follows; 21% in 2004, 17% in 2005, 18% in 2007 and 44% in 2008. The Partnership
         could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.

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

         Results of Operations
         ---------------------

         Net income decreased by $38,000 for the nine months ended September 30, 2003 as compared to the comparable period in 2002 due to a decrease in income from discontinued operations of $49,000 which was partially offset by an increase in income from continuing operations of $11,000.

         Income from continuing operations increased by $11,000 for the nine months ended September 30, 2003 as compared to the comparable period in 2002 due to an increase in rental income of $3,000 and a decrease in expenses of $8,000. The decrease in expenses was attributable to decreases in operating expenses of $5,000 and general and administrative expenses of $3,000.

                              8 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
         --------------------------------------------------------------------

         Results of Operations (Continued)
         ---------------------------------

         Income from discontinued operations decreased by $49,000. The decrease was primarily due to a $48,000 decrease in income from the operations of the Livingston, New Jersey property, which was sold during the fourth quarter of 2002. In October 2003, the Partnership sold its Beaumont, Texas property. The operations and sale of the Beaumont, Texas and Livingston, New Jersey properties were recorded as discontinued operations in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for fiscal years beginning after December 15, 2001. As a result of classifying the Beaumont, Texas and Livingston, New Jersey properties as discontinued operations, the Partnership has reclassified the 2002 results of operations of these properties to discontinued operations for comparative purposes.

         For the nine months ended September 30, 2003, income from discontinued operations of $132,000 consisted of rental income of $168,000, net of expenses of $36,000. For the nine months ended September 30, 2002, income from discontinued operations of $181,000 consisted of rental income of $408,000, net of expenses of $227,000.

         For the three months ended September 30, 2003, income from discontinued operations of $44,000 consisted of rental income of $56,000, net of expenses of $12,000. For the three months ended September 30, 2002, loss from discontinued operations of $72,000 consisted of rental income of $110,000, net of expenses of $182,000.

         Recently Issued Accounting Standards
         ------------------------------------

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

                                   9 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------




ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
         ---------------------------------------------------------------------

         Recently Issued Accounting Standards (Continued)
         ------------------------------------------------

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45, and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. This statement had no effect on the Partnership's financial statements.

                                  10 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)
         --------------------------------------------------------------------

         Recently Issued Accounting Standards (Continued)
         ------------------------------------------------

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's financial statements.

         Quantitative and Qualitative Disclosures of Market Risk
         -------------------------------------------------------

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

ITEM 3.  CONTROLS AND PROCEDURES
         -----------------------

         The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

         There have not been any changes in the Partnership's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                              11 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------






PART II - OTHER INFORMATION
---------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------

         (a)   Exhibits:

               Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

         (b)   Reports of Form 8-K:

               No reports on Form 8-K were filed during the period ended September 30, 2003.



























                                  12 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------




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



                           BY:   ONE WINTHROP PROPERTIES, INC.
                                 Managing General Partner



                                  BY:  /s/ Michael L. Ashner
                                       ---------------------
                                       Michael L. Ashner
                                       Chief Executive Officer and Director


                                  BY:  /s/ Thomas C. Staples
                                       ---------------------
                                       Thomas C. Staples
                                       Chief Financial Officer





                                  Dated: November 12, 2003
















                               13 of 20

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
                         FORM 10-QSB SEPTEMBER 30, 2003
                         ------------------------------




EXHIBIT INDEX


         Exhibit                                                                                                     Page No.
         -------                                                                                                     --------

         31.1     Chief Executive Officer's Certification, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                                                         15 - 16

         31.2     Chief Financial Officer's Certification, pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.                                                                         17 - 18



         32       Certification of Chief Executive Officer and Chief Financial Officer,
                  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002.                                                                    19


         99.1     Supplementary Information Required Pursuant to Section 9.4 of the
                  Partnership Agreement.                                                                                20






















                                      14 of 20