Form 10KSB
period 2003-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2004-03-29
CIK 315275

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2003                  Commission File No. 0-9684
                   -----------------                                      ------

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                    Massachusetts                        04-2693546
           -------------------------------             --------------
           (State or other jurisdiction of            (I.R.S. Employer
            incorporation or organization)           Identification No.)

             7 Bulfinch Place, Suite 500,
         P.O. Box 9507, Boston, Massachusetts                02114
         ------------------------------------                -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Registrant's revenues for its most recent fiscal year were $796,000.

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

         In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 2003, net of accounts payable, accrued expenses and distributions payable to partners is approximately $419,000 which is invested in money market instruments. Fifteen properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, one in January 1996, one in August 1997, one in March 1998, three in 1999, one in November 2002 and one in October 2003. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property. Many of the properties are located in areas with depressed economies, making potential purchasers concerned about a possible rental reduction when existing leases expire. Rental income will be affected by the terms of any new leases, any tenant improvement and leasing costs associated with renewing leases with existing tenants or signing leases with new tenants, the loss of rent during any period when a property is not under lease and the loss of rent after a property is sold. Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. At December 31, 2003, limited partners had received a return of capital equal to $317.85.

Property Matters

         In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. In this regard, in October 2003, the Partnership sold its Beaumont, Texas property. At present, the Partnership has not entered into any contracts for the sale of its other remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of the remaining properties.

         Toys R Us, Beaumont, Texas In October 2003, the Partnership sold its Beaumont, Texas property to an unaffiliated third party for $2,400,000. The Partnership received net proceeds of $2,377,000, after payment of closing costs of $23,000. The Partnership recognized a gain for financial reporting purposes of $1,400,000.

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

         Experian Services Corporation, Mt. Pleasant, Iowa. During the second half of 1996, the Partnership acquired the parcel of land immediately adjacent to this property for $25,000. The lease with Motorola was scheduled to expire November 30, 1999. Motorola, however, elected to extend the lease for an additional one year term at the then current rent. In February 2001, the Partnership received notice from Motorola that they would vacate the property as of March 31, 2001. In April 2001, the Partnership entered into a net lease agreement with Experian Services Corporation for this vacated property at approximately the same annual rental as the previous tenant. The initial lease term began on April 23, 2001 and was scheduled to expire on March 31, 2003 with the tenant having an option to renew the lease for two renewal terms of one year each. The tenant elected to exercise both one-year renewal options. Accordingly, the lease will now expire on March 31, 2005. The tenant is required to pay annual rent of $128,450 during the initial term and any renewal term.

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

                                                                                Original
                                                 Date of     Total Cost of     Portfolio     Size Building/
Tenant/Location                                  Purchase   the Property(1)  Percentage(2)       Land(3)
---------------                                  --------   ---------------  -------------       -------
Experian Services Corporation/Mt. Pleasant,
  Iowa                                           12/24/80         $982,617         5           35,700/3.0
Duckwall-Alco Stores, Inc. Nebraska City,        12/24/80         $972,007         5           35,700/2.0
  Nebraska
Hobby Lobby Creative Center and                  12/30/80       $3,121,436         15          96,498/7.8
  Consolidated Stores
  Corporation/Victoria, Texas

(1)      Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3)      Building size is in square feet, land size is in acres.

         The Partnership owns the fee interest in each of these properties free of any mortgages. All of the properties are commercial or industrial in nature. Two properties are triple net leased to a single tenant and the Victoria, Texas property is leased to two tenants. The tenants under the leases have exclusive control over the day-to-day business operations conducted at the Properties as well as decisions with respect to the initiation of any development or renovations at the Properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these Properties. In addition, the tenants are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities other than Hobby-Lobby and Consolidated Stores Company which are required to pay to the Partnership additional rent to cover insurance, real estate taxes, and common area maintenance charges. The Partnership believes that each of the Properties is adequately covered by insurance.

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

         Tenants with 2003 rental payments received, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows: Hobby Lobby, Victoria, Texas 36%; Toys "R" Us, Beaumont, Texas 19%; Duckwall-Alco Stores, Nebraska City, Nebraska 15%; Consolidated Stores Corporation, Victoria, Texas 15%; and Experian Services Corporation, Mt. Pleasant, Iowa 15%.

         The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2003 annual base rent received for the leases at the Partnership's remaining properties:

Tenant                                   Business of          Lease              Renewal           2003 Annual
Property/Location                        Tenant               Expiration         Option (1)        Base Rent
-----------------                        ------               ----------         ----------        ---------
Experian Services Company / Mt.          Retail Dept. Store   3-31-2005          -                 $128,450
     Pleasant, Iowa

Duckwall-Alco Stores, Inc. / Nebraska    Retail Dept. Store   12-22-2005         -                 $109,200(2)
     City, Nebraska

Consolidated Stores Corporation /        Dollar Store         1-31-2007          3 - 5yr.          $113,904
     Victoria, Texas

Hobby Lobby Creative Center /            Hobby Store          5-31-2008          2 - 5yr.          $280,232
     Victoria, Texas

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) Additional percentage rent of $3,815, representing a percentage of store sales was received in 2003.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2003:

                             Gross
                            Carrying        Accumulated                          Federal
Property                    Value(1)      Depreciation(1)    Rate    Method     Tax Basis
--------                    --------      ---------------    ----    ------     ---------
Mt. Pleasant, Iowa            $524,887        $322,080     5/40 yr.    S/L       $267,721
Nebraska City, Nebraska       $580,000        $353,832     5/40 yr.    S/L       $255,127
Victoria, Texas             $2,157,847        $248,196     5/40 yr.    S/L     $1,009,505

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

         As of March 1, 2004, there were 1,416 holders of 45,646 outstanding Units.

         The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2003 and 2002, the Partnership made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                     Amount of
Distribution with Respect to                        Distribution
Quarter Ended                                         Per Unit
-------------                                  ---------------------
                                               2003             2002
                                               ----             ----
March 31                                       $4.68            $5.65
June 30                                         4.68             5.65
September 30                                   56.75             5.65
December 31                                     5.74            48.24

See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Partnership's ability to make distributions in the future.

         Affiliates of the Managing General Partner own a total of 10,239.47 Units representing approximately 22% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

Liquidity and Capital Resources

         The Partnership continues to hold an interest in three properties which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately one and five years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the current leases.

         In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. In this regard, in October 2003, the Partnership sold its Beaumont, Texas property to an unaffiliated third party for $2,400,000. The Partnership received net proceeds of $2,377,000, after payment of closing costs of $23,000. The Partnership recognized a gain for financial reporting purposes of approximately $1,400,000. At present, the Partnership has not entered into any contracts for the sale of its other remaining properties and there can be no assurance that their marketing efforts will result in sales of some or all of the remaining properties.

         The level of liquidity based on cash and cash equivalents experienced a $2,293,000 decrease at December 31, 2003 as compared to December 31, 2002. The decrease was due to partner distributions of $5,220,000, which were partially offset by net proceeds received from the sale of a property of $2,377,000 (investing activity) and net cash provided by operating activities of $550,000. Net cash provided by operating activities consists of net cash provided by continuing operations of $436,000 and net cash provided by discontinued operations of $114,000. The Partnership made distributions of $2,377,000 ($52.07 per unit) to its limited partners from the net proceeds received from the sale of a property during the fourth quarter of 2003, distributions of $2,202,000 ($48.24 per unit) to its limited partners from the net proceeds received from the sale of a property during the fourth quarter of 2002, and distributions from operations of $641,000 ($14.04 per unit) to its limited partners. At December 31, 2003, the Partnership had $762,000 in cash reserves which has been invested primarily in money market mutual funds.

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient at December 31, 2003, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses. As of December 31, 2003, the Partnership recorded an accrued distribution of $262,000 ($5.74 per unit) to its limited partners.

         The term of the lease encumbering the Partnership's property located in Mt. Pleasant, Iowa was scheduled to expire on March 31, 2004. The tenant, Experian Services Corporation ("Experian"), elected to exercise its second one-year renewal option. Accordingly, the lease term was extended to March 31, 2005 at the same annual rental rate. The lease with Experian does not contain any additional renewal options.

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2003 base rental revenue, are presently scheduled to expire as follows; 38% in 2005, 0% in 2006, 18% in 2007 and 44% in 2008. The
Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership does not presently have plans for capital improvements at any of its properties.

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

         None of the recently issued accounting standards had any effect on the Partnership's financial statements.

Results of Operations

         Net income decreased by $266,000 for the year ended December 31, 2003 as compared to 2002 due to a decrease in income from discontinued operations of $277,000, which was partially offset by an increase in income from continuing operations of $11,000.

         Income from continuing operations increased by $11,000 for the year ended December 31, 2003 as compared to 2002 due to an increase in income of $3,000 and a decrease in expenses of $8,000. Income increased due to an increase in rental income of $6,000, which was partially offset by a decrease in interest on short-term investments of $3,000. The decrease in expenses was attributable to decreases in depreciation and amortization expense of $1,000, operating expenses of $5,000 and general and administrative expenses of $2,000.

         Income from discontinued operations decreased by $277,000 for the year ended December 31, 2003 as compared to 2002 due to a decrease in income from operations of sold properties of $214,000 and a decrease in the gain on sale of properties of $63,000. The Partnership sold its Beaumont, Texas property in October 2003 and its Livingston, New Jersey property in November 2002. As a result of classifying the Beaumont, Texas property as discontinued operations in 2003, the Partnership has reclassified the 2002 results of operations of this property to discontinued operations for comparative purposes. Therefore, the income from operations of sold properties includes both properties for 2002.

         For the year ended December 31, 2003, income from discontinued operations of $1,533,000 consisted of rental income of $169,000, net of expenses of $36,000 and a gain on sale of property of $1,400,000. For the year ended December 31, 2002, income from discontinued operations of $1,810,000 consisted of rental income of $483,000, net of expenses of $136,000 and a gain on sale of property of $1,463,000.

Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7.  Financial Statements


                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                      INDEX

                                                                            Page


Independent Auditors' Report..................................................13

Financial Statements:

Balance Sheets as of December 31, 2003 and 2002...............................14

Statements of Income for the Years Ended
     December 31, 2003 and 2002...............................................15

Statements of Partners' Capital for the Years Ended
     December 31, 2003 and 2002...............................................16

Statements of Cash Flows for the Years Ended
     December 31, 2003 and 2002...............................................17

Notes to Financial Statements.................................................18

                          Independent Auditors' Report


To the Partners
Winthrop Partners 80 Limited Partnership


We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) as of December 31, 2003 and 2002, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.




                                       /s/ Imowitz Koenig & Co., LLP

New York, New York
January 30, 2004

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                          DECEMBER 31,
                                                       ------------------
                                                        2003       2002
                                                       -------    -------
ASSETS

Real estate at cost, net of accumulated depreciation
      of $924 (2003) and $927 (2002)                   $ 2,339    $ 3,432

Cash and cash equivalents                                  762      3,055
Other assets and deferred costs, net of accumulated
      amortization of $91 (2003) and $67 (2002)            252        188
                                                       -------    -------
            Total Assets                               $ 3,353    $ 6,675
                                                       =======    =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                  $    81    $    56
Distributions payable to partners                          262      2,202
State fees payable on discontinued operations               --         52
                                                       -------    -------
            Total Liabilities                              343      2,310
                                                       -------    -------
Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units          3,620      5,031
General Partners' Deficit                                 (610)      (666)
                                                       -------    -------
            Total Partners' Capital                      3,010      4,365
                                                       -------    -------
            Total Liabilities and Partners' Capital    $ 3,353    $ 6,675
                                                       =======    =======

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                                    YEARS ENDED DECEMBER 31,
                                                                    -----------------------
                                                                       2003         2002
                                                                    ----------   ----------
Income:
Rental income                                                       $      617   $      611
Interest on short-term investments                                          10           13
                                                                    ----------   ----------
        Total income                                                       627          624
                                                                    ----------   ----------
Expenses:
Depreciation and amortization                                              107          108
Management fees                                                              9            9
Operating expenses                                                           3            8
General and administrative                                                 116          118
                                                                    ----------   ----------
        Total expenses                                                     235          243
                                                                    ----------   ----------
Income from continuing operations                                          392          381
                                                                    ----------   ----------
Discontinued operations:
Income from operations                                                     133          347
Gain on sale of property                                                 1,400        1,463
                                                                    ----------   ----------
Income from discontinued operations                                      1,533        1,810
                                                                    ----------   ----------
Net income                                                          $    1,925   $    2,191
                                                                    ==========   ==========
Net income allocated to general partners                            $       56   $       73
                                                                    ==========   ==========
Income from continuing operations allocated to limited partners     $      361   $      351

Income from discontinued operations allocated to limited partners        1,508        1,767
                                                                    ----------   ----------
Net income allocated to limited partners                            $    1,869   $    2,118
                                                                    ==========   ==========

Income from continuing operations per Unit of
     Limited Partnership Interest                                   $     7.91   $     7.69
Income from discontinued operations per Unit of
     Limited Partnership Interest                                        33.04        38.71
                                                                    ----------   ----------
Net income per Unit of Limited Partnership Interest                 $    40.95   $    46.40
                                                                    ==========   ==========
Distributions per Unit of Limited Partnership Interest              $    71.85   $    65.19
                                                                    ==========   ==========

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                        (In Thousands, Except Unit Data)

                                Units of
                                 Limited          General          Limited           Total
                               Partnership       Partners'        Partners'        Partners'
                                Interest          Deficit          Capital          Capital
                              -------------    -------------    -------------    -------------
Balance - January 1, 2002            45,646    $        (672)   $       5,889    $       5,217
    Distributions                                        (67)          (2,976)          (3,043)
    Net income                                            73            2,118            2,191
                              -------------    -------------    -------------    -------------
Balance - December 31, 2002          45,646             (666)           5,031            4,365

    Distributions                                          -           (3,280)          (3,280)
    Net income                                            56            1,869            1,925
                              -------------    -------------    -------------    -------------
Balance - December 31, 2003          45,646    $        (610)   $       3,620    $       3,010
                              =============    =============    =============    =============

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                      YEARS ENDED DECEMBER 31,
                                                                     --------------------------
                                                                        2003           2002
                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Continuing Operations:
Income from continuing operations                                    $       392    $       381
      Adjustments to reconcile income to net cash provided
        by continuing operations:
      Depreciation                                                            83             83
      Amortization                                                            24             25
Changes in assets and liabilities:
      (Increase) decrease in other assets                                    (88)            10
      Increase in accounts payable and
          accrued expenses                                                    25              8
                                                                     -----------    -----------
      Net cash provided by continuing operations                             436            507
                                                                     -----------    -----------

Discontinued Operations:
Income from discontinued operations                                        1,533          1,810
      Adjustments to reconcile income to net cash provided
        by discontinued operations:
      Depreciation                                                            33             77
      Gain on sale of property                                            (1,400)        (1,463)
Change in  liabilities:
      (Decrease) increase in state fees payable                              (52)            52
                                                                     -----------    -----------
      Net cash provided by discontinued operations                           114            476
                                                                     -----------    -----------
Net cash provided by operating activities                                    550            983
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:

      Net proceeds from sale of property - discontinued operations         2,377          2,417
                                                                     -----------    -----------
      Net cash provided by investing activities                            2,377          2,417
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash distributions                                                  (5,220)        (1,466)
                                                                     -----------    -----------
      Cash used in financing activities                                   (5,220)        (1,466)
                                                                     -----------    -----------
Net (decrease) increase in cash and cash equivalents                      (2,293)         1,934

Cash and Cash Equivalents, Beginning of Year                               3,055          1,121
                                                                     -----------    -----------
Cash and Cash Equivalents, End of Year                               $       762    $     3,055
                                                                     ===========    ===========
Supplemental Disclosure of Non-Cash Financing Activities

Accrued distributions to partners                                    $       262    $     2,202
                                                                     ===========    ===========

                       See notes to financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Winthrop Partners 80 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases three properties which are located in Texas, Iowa and Nebraska. The properties are leased to one or more tenants under net lease agreements.

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

     Leases

     The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease. At December 31, 2003 and 2002, all of the Partnership's leases are accounted for under the operating method. Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.

     Percentage Rent

     The Partnership has entered into leases that provide for a minimum annual rent plus additional rent based on percentages of sales at the applicable property ("percentage rent"). These percentage rents are recorded when earned. For the years ended December 31, 2003 and 2002, the Partnership received percentage rent totaling approximately $4,000 and $85,000, ($80,000 of which is included in discontinued operations for 2002), respectively.

     Revenue Recognition

     Rental income from tenants with leases having scheduled rental increases or deferred rental payments are recognized on a straight-line basis over the term of the lease.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

     Deferred Costs

     At December 31, 2003 and 2002, deferred leasing costs of $172,000 are being amortized on a straight-line basis over the life of the respective leases. Accumulated amortization totaled $91,000 and $67,000 at December 31, 2003 and 2002, respectively.

     Cash and Cash Equivalents

     The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Fair Value of Financial Instruments

     The carrying amount of cash and cash equivalents and accounts payable approximates its fair value due to the short term nature of such instruments.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Distributions to Partners

     The Partnership's distributions (paid or accrued) aggregated $0 and $67,000 to its general partners and $3,280,000 ($71.85 per unit) and $2,976,000 ($65.19 per unit) to its limited partners for the years ended December 31, 2003 and 2002, respectively. The cash distribution due partners for the years ended December 31, 2003 and 2002 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.

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

     Reclassifications

     Certain amounts from 2002 have been reclassified to conform to the 2003 presentation.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Recently Issued Accounting Standards

     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued a revision to Interpretation No. 46 ("46R") to clarify some of the provisions of Interpretation No. 46, and to exempt certain entities from its requirements. The provisions of the interpretation need to be applied no later than December 31, 2004, except for entities that are considered to be special-purpose entities which need to be applied as of December 31, 2003. This interpretation had no effect on the Partnership's financial statements.

     In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The statement improves the accounting for certain financial instruments that under previous guidance, issuers could account for as equity. The new statement requires that those instruments be classified as liabilities in statements of financial position. SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments. One type is mandatorily redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets. A second type, which includes put options and forward purchase contracts, involves instruments that do or may require the issuer to buy back some of its shares in exchange for cash or other assets. The third type of instruments that are liabilities under this statement is obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuers' shares. SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. This statement had no effect on the Partnership's financial statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

2.   TRANSACTIONS WITH RELATED PARTIES

     One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by Winthrop Management LLC. Winthrop Management LLC earned $11,000 and $16,000 ($2,000 and $7,000 of which is included in discontinued operations for 2003 and 2002) for managing the properties of the Partnership for the years ended December 31, 2003 and 2002, respectively.

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

     Affiliates of the general partners own approximately 22% of the outstanding limited partnership units.

3.   REAL ESTATE LEASED TO OTHERS

     Real estate leased to others, at cost, is summarized as follows:

                                                         December 31,
                                                  --------------------------
                                                     2003           2002
                                                  -----------    -----------
     Land                                         $   568,000    $ 1,215,000
     Commercial buildings                           2,695,000      3,144,000
     Accumulated depreciation                        (924,000)      (927,000)
                                                  -----------    -----------
                                                  $ 2,339,000    $ 3,432,000
                                                  ===========    ===========

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

3.   REAL ESTATE LEASED TO OTHERS (continued)

     The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the non-cancelable portion of the operating leases:

                 2004..............................      $    638,000
                 2005..............................           542,000
                 2006..............................           400,000
                 2007..............................           296,000
                 2008..............................           107,000
                 Thereafter........................                 -
                                                         ------------
                                                         $  1,983,000
                                                         ============

4.   SIGNIFICANT TENANTS

     For the year ended December 31, 2003 100% of revenue from rental operations was from five tenants. For the year ended December 31, 2002 five tenants comprised approximately 90% of the Partnership's rental revenue. Each tenant represented 10% or more of revenue from rental operations. Approximately 48% and 34% of revenue from rental operations was from the Partnership's Victoria, Texas property during 2003 and 2002. This property had two tenants at the end of 2003 and 2002.

5.   SALE OF PROPERTIES

     On October 3, 2003 the Partnership sold its Beaumont, Texas property to an unaffiliated third party for $2,400,000. The Partnership received net proceeds of $2,377,000 after payment of closing costs of $23,000. The Partnership recognized a gain for financial reporting purposes of $1,400,000 during 2003.

     On November 1, 2002, the Partnership sold its Livingston, New Jersey property to an unaffiliated third party for $2,450,000. The Partnership received net proceeds of $2,417,000 after payment of closing costs of $33,000. The Partnership recognized a gain for financial reporting purposes of $1,463,000 during 2002.

     The sales and operations of these properties have been recorded as discontinued operations in the statements of income. For the year ended December 31, 2003, income from discontinued operations of $1,533,000 consisted of rental income of $169,000, net of expenses of $36,000 and a gain on sale of property of $1,400,000. For the year ended December 31, 2002, income from discontinued operations of $1,810,000 consisted of rental income of $483,000, net of expenses of $136,000 and a gain on sale of property of $1,463,000.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

6.   TAXABLE INCOME

     The Partnership's taxable income for 2003 and 2002 differs from net income for financial reporting purposes, as follows:

                                                             2003          2002
                                                          -----------   -----------
Net income for financial reporting purposes               $ 1,925,000   $ 2,191,000
    Depreciation                                               58,000        76,000
    Deferred rent                                               8,000        28,000
    Gain on sale of property                                    1,000        74,000
    State taxes                                               163,000      (163,000)
                                                          -----------   -----------
Taxable income                                            $ 2,155,000   $ 2,206,000
                                                          ===========   ===========
Taxable income per Unit of Limited Partnership Interest   $     45.58   $     46.83
                                                          ===========   ===========

7.   PROPERTY MATTERS

     In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has begun marketing the Partnership's remaining properties for sale. At present, the Partnership has not entered into any contracts for the sale of its remaining properties and there can be no assurance that these marketing efforts will result in sales of some or all of the properties.

Item 8.  Changes in and Disagreements on Accounting and Financial Disclosure.

         There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2003 or 2002 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures.

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

         The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2004, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

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

         Mr. Ashner, age 51, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of each of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc., three separate publicly traded real estate investment trusts listed on the American Stock Exchange and that are currently liquidating, and First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Since August 2001, Mr. Ashner has also served as Chief Executive Officer of AP-Fairfield GP, LLC, the general partner of Fairfield Inn By Marriott Limited Partnership, an entity that owns and operates 46 Fairfield Inns. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies:
Greate Bay Hotel and Casino Inc., a hotel and casino operator, Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

         Mr. Braverman, age 52, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk as well as each of Shelbourne I, II, and III and First Union. Mr. Braverman has also served as the Executive Vice President of AP-Fairfield GP, LLC since August 2001. Mr. Braverman also currently serves on the Board of Director of each of Shelbourne Properties I, II and III.

         Ms. Tiffany, age 37, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Vice President, Treasurer, Secretary and Chief Financial Officer of Shelbourne Properties I, II and III, and the Chief Operating Officer and Secretary of Newkirk and First Union. In addition, Ms. Tiffany is the Chief Operating Officer of AP-Fairfield GP, LLC since August 2001.

         Mr. Staples, age 48, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk and is the Assistant Treasurer of Shelbourne Properties I, II and III. He also serves as Chief Financial Officer and Treasurer of AP-Fairfield GP, LLC. Mr. Staples is a certified public accountant.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of a number of limited partnerships which either have a class of securities registered pursuant to
Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act.

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

         No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2004, except Quadrangle Associates I L.L.C. ("Quadrangle"), an affiliate of the Managing General Partner, which owns 10,009.47 Units (approximately 22% of the total outstanding units) substantially all of which were acquired pursuant to its tender offer commenced on August 23, 1999. The principal office of Quadrangle is located at 7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114. In addition, WFA owns 20 Units and WFC Realty owns 210 Units.

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

         (b) Security ownership of management.

         None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at March 1, 2004. WFA owns 20 Units, WFC Realty owns 210 Units and Quadrangle owns a total of 10,009.47 Units representing approximately 22% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

         Winthrop Management, LLC is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For the years ended December 31, 2003 and 2002, Winthrop Management, LLC earned approximately $11,000 and $16,000, respectively, for managing the real properties of the Partnership.

         The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the year ended December 31, 2003 and 2002, the Partnership paid or accrued distributions from Cash Available for Distribution to the General Partners of $0 and $67,000, respectively.

         Quadrangle, WFC Realty and WFA receive their proportionate share of Cash Available for Distribution with respect to their Units owned pursuant to
Section 4.1 of the Partnership Agreement.

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

(b)      Reports on Form 8-K

         None

Item 14. Principal Accounting Fees and Services

The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the financial statements of the Partnership for 2004.

         Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $23,000 and $20,000 for the years ended December 31, 2003 and 2002, respectively.

         Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related fees services to the Partnership for the years ended December 31, 2003 and 2002.

         Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $16,000 and $13,000 for the years ended December 31, 2003 and 2002, respectively.

         Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2003 and 2002.

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

                                       WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                       By: ONE WINTHROP PROPERTIES, INC.,
                                           Managing General Partner

                                           By: /s/ Michael Ashner
                                               ---------------------------------
                                               Michael Ashner
                                               Chief Executive Officer

                                               Date:  March 29, 2004

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


Signature/Name                      Title                         Date

/s/ Michael Ashner         Chief Executive Officer           March 29, 2004
------------------         and Director
Michael Ashner

/s/ Thomas Staples         Chief Financial Officer           March 29, 2004
------------------
Thomas Staples

                                INDEX TO EXHIBITS

             Exhibit                                                    Page

3        Amended and Restated Agreement of Limited Partnership of        (1)
         Winthrop Partners 80 dated as of June 5, 1980

4        See Exhibit (3).

10(a)    Property Management Agreement between Winthrop Partners 80      (1)
         and WP Management Co., Inc. dated February 12, 1980

10(b)    Documents relating to Dairymart, formerly The Lawson Company    (2)
         ("Dairymart"), property in Bolivar, Ohio

10(c)    Documents relating to the Dairymart property in Creston, Ohio   (2)

10(d)    Documents relating to the Dairymart property in Berkley,        (2)
         Michigan

10(e)    Documents relating to the Duckwall-Alco Stores, Inc. property   (3)
         in Nebraska City, Nebraska

         Assumption and Amendment to Lease, dated September 11, 1989     (4)

10(f)    Documents relating to the Wal-Mart Stores, Inc. ("Wal-Mart")    (3)
         property in Bowling Green, Kentucky

10(g)    Documents relating to the Wal-Mart property in Victoria,        (3)
         Texas

10(h)    First Amendment to Lease, date October 7, 1994, between         (5)
         Winthrop Partners 80 Limited Partnership and Wal-Mart Stores,
         Inc.

31       Certifications Pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002

32       Certification Pursuant to Section 906 of the Sarbanes-Oxley     39
         Act of 2002.

99       Supplementary Information required pursuant to Section 9.4 of   40
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