Form 10QSB
period 2004-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2004-05-13
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Massachusetts                                   04-2693546
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                        02114-9507
----------------------------------------              --------------------------
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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)
                                                        MARCH 31, 2004   DECEMBER 31,
                                                          (UNAUDITED)       2003
                                                        --------------   ------------
Assets

Real estate at cost, net of accumulated
      depreciation of $945 (2004) and $924 (2003)           $ 2,318       $ 2,339

Cash and cash equivalents                                       555           762
Other assets and deferred costs, net of accumulated
      amortization of $97 (2004) and $91 (2003)                 260           252
                                                            -------       -------

         Total Assets                                       $ 3,133       $ 3,353
                                                            =======       =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                       $    20       $    81
Distributions payable to partners                               166           262
                                                            -------       -------

         Total Liabilities                                      186           343
                                                            -------       -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units               3,549         3,620
General Partners' Deficit                                      (602)         (610)
                                                            -------       -------

         Total Partners' Capital                              2,947         3,010
                                                            -------       -------

         Total Liabilities and Partners' Capital            $ 3,133       $ 3,353
                                                            =======       =======

                       See notes to financial statements.


                                    2 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                           FORM 10-QSB MARCH 31, 2004

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                FOR THE THREE MONTHS ENDED

                                                                 MARCH 31,      MARCH 31,
                                                                   2004           2003
                                                                 ---------      ---------
INCOME:

Rental income                                                      $156           $155
Interest on short-term investments                                    1              4
                                                                   ----           ----

         Total income                                               157            159
                                                                   ----           ----

EXPENSES:

Depreciation and amortization                                        27             26
Management fees                                                       2              2
General and administrative                                           25             27
                                                                   ----           ----

         Total expenses                                              54             55
                                                                   ----           ----

Income from continuing operations                                   103            104
                                                                   ----           ----

DISCONTINUED OPERATIONS:

Income from operations of sold property                             --              44
                                                                   ----           ----

Net income                                                         $103           $148
                                                                   ====           ====

Net income allocated to general partners                           $  8           $ 12
                                                                   ====           ====

Income from continuing operations allocated
      to limited partners                                          $ 95           $ 96

Income from discontinued operations allocated
      to limited partners                                           --              40
                                                                   ----           ----

Net income allocated to limited partners                           $ 95           $136
                                                                   ====           ====

Income from continuing operations per
      Unit of Limited Partnership Interest                         $2.08          $2.10

Income from discontinued operations per
      Unit of Limited Partnership Interest                          --            0.88
                                                                   ----           ----

Net income per Unit of Limited Partnership Interest                $2.08          $2.98
                                                                   ====           ====

Distributions per Unit of Limited Partnership Interest             $3.64          $4.68
                                                                   ====           ====

                       See notes to financial statements.


                                    3 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

STATEMENT OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                      UNITS OF
                                       LIMITED      GENERAL       LIMITED        TOTAL
                                     PARTNERSHIP   PARTNERS'     PARTNERS'     PARTNERS'
                                      INTEREST      DEFICIT       CAPITAL       CAPITAL
                                       -------      -------       -------       -------
Balance - January 1, 2004               45,646      $  (610)      $ 3,620       $ 3,010

    Distributions                         --           --            (166)         (166)

    Net income                            --              8            95           103
                                       -------      -------       -------       -------

Balance - March 31, 2004                45,646      $  (602)      $ 3,549       $ 2,947
                                       =======      =======       =======       =======

                       See notes to financial statements.


                                    4 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                  FOR THE THREE MONTHS ENDED

                                                                                MARCH 31,        MARCH 31,
                                                                                  2004             2003
                                                                                 -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:

Continuing Operations
      Income from continuing operations                                          $   103          $   104
      Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
          Depreciation                                                                21               20
          Amortization                                                                 6                6

      Changes in assets and liabilities:
          Increase in other assets                                                   (14)             (81)
          Decrease  in accounts payable and accrued expenses                         (61)              (3)
                                                                                 -------          -------

          Net cash provided by continuing operations                                  55               46
                                                                                 -------          -------

Discontinued Operations
      Income from discontinued operations                                           --                 44
      Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
          Depreciation                                                              --                 11
                                                                                 -------          -------

          Net cash provided by discontinued operations                              --                 55
                                                                                 -------          -------

      Net cash provided by operating activities                                       55              101
                                                                                 -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Cash distributions                                                            (262)          (2,202)
                                                                                 -------          -------

      Cash used in financing activities                                             (262)          (2,202)
                                                                                 -------          -------

Net decrease in cash and cash equivalents                                           (207)          (2,101)

Cash and cash equivalents, beginning of period                                       762            3,055
                                                                                 -------          -------

Cash and cash equivalents, end of period                                         $   555          $   954
                                                                                 =======          =======

Supplemental Disclosure of Non-Cash Financing
      Activities -

Accrued distributions to partners                                                $   166          $   214
                                                                                 =======          =======

                       See notes to financial statements.


                                    5 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

                          NOTES TO FINANCIAL STATEMENTS

1.   GENERAL

     The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2003.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

     The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

     Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

2.   RELATED PARTY TRANSACTIONS

     Management fees earned by an affiliate of the Managing General Partner totaled $2,000 and $3,000 ($1,000 of which is included in discontinued operations for 2003) during the three months ended March 31, 2004 and March 31, 2003, respectively.

3.   PROPERTY MATTERS

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


                                    6 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004


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

          Liquidity and Capital Resources

          The Partnership continues to hold an interest in three properties which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately one and four years. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the current leases.

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

          The level of liquidity based on cash and cash equivalents experienced a $207,000 decrease at March 31, 2004 as compared to December 31, 2003. The decrease was due to partner distributions of $262,000, which were partially offset by net cash provided by operating activities of $55,000. At March 31, 2004, the Partnership had $555,000 in cash reserves which has been invested primarily in money market mutual funds.


                                    7 of 19

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient at March 31, 2004, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses. As of March 31, 2004, the Partnership recorded an accrued distribution of $166,000 ($3.64 per unit) to its limited partners.

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

          Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership's revenues. The Partnership's tenant leases, based upon 2004 base rental revenue, are presently scheduled to expire as follows; 37% in 2005, 0% in 2006, 18% in 2007 and 45% in 2008. The
          Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership does not presently have plans for capital improvements at any of its properties.

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


                                    8 of 19

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

          Results of Operations

          Net income decreased by $45,000 for the three months ended March 31, 2004 as compared to the comparable period in 2003 due to a decrease in income from continuing operations of $1,000 and a decrease in income from discontinued operations of $44,000.

          Income from continuing operations decreased by $1,000 for the three months ended March 31, 2004 as compared to the comparable period in 2003 due to a decrease in income of $2,000, which was partially offset by a decrease in expenses of $1,000. The decrease in income was attributable to a decrease in interest on short term investments of $3,000 which was partially offset by an increase of rental income of $1,000. The decrease in expenses was attributable to a decrease in general and administrative expenses of $2,000, which was partially offset by an increase in depreciation and amortization of $1,000.

          Income from discontinued operations decreased by 44,000 for the three months ended March 31, 2004 as compared to the comparable period in 2003 due to a decrease in income from the operations of a sold property of $44,000. During the fourth quarter of 2003, the Partnership sold its Beaumont, Texas property and recorded the operations of this property as discontinued operations. As a result of classifying this property as discontinued operations, the Partnership has reclassified the 2003 results of operations of this property to discontinued operations for comparative purposes. For the three months ended March 31, 2003, income from discontinued operations of $44,000 consisted of rental income of $56,000, net of expenses of $12,000.

          Quantitative and Qualitative Disclosures of Market Risk

          The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.


                                    9 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

ITEM 3.   CONTROLS AND PROCEDURES

          The Partnership's management, with the participation of the Partnership's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, the Partnership's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

          There have not been any changes in the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


                                    10 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.


          (a)  Exhibits:

               Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.

          (b)  Reports of Form 8-K:

               No reports on Form 8-K were filed during the period ended March 31, 2004.



                                    11 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

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



                                   BY: ONE WINTHROP PROPERTIES, INC.
                                       Managing General Partner



                                       BY: /s/ Michael L. Ashner
                                           -------------------------------------
                                           Michael L. Ashner
                                           Chief Executive Officer and Director


                                       BY: /s/ Thomas C. Staples
                                           -------------------------------------
                                           Thomas C. Staples
                                           Chief Financial Officer


                               Dated: May 12, 2004


                                    12 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2004

EXHIBIT INDEX

Exhibit                                                                 Page No.
-------                                                                 --------


 31.1     Chief Executive Officer's Certification, pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.                14 - 15

 31.2     Chief Financial Officer's Certification, pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.                16 - 17

 32       Certification of Chief Executive Officer and Chief
          Financial Officer, pursuant to 18 U.S.C. Section 1350,
          as adopted pursuant to Section 906 of the
          Sarbanes-Oxley Act of 2002.                                     18

 99       Supplementary Information Required Pursuant to Section
          9.4 of the Partnership Agreement.                               19



                            13 of 19