Form 10QSB
period 2004-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2004-08-13
CIK 315275

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

            For the transition period from             to

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
        (Exact name of small business issuer as specified in its charter)

              Massachusetts                             04-2693546
-----------------------------------------  -------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
       incorporation or organization)

 7 Bulfinch Place, Suite 500, Boston, MA                02114-9507
-----------------------------------------  -------------------------------------
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

                                     1 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

BALANCE SHEETS

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                  JUNE 30, 2004      DECEMBER 31,
                                                                   (UNAUDITED)           2003
                                                                 ---------------    --------------

Assets

Real estate at cost, net of accumulated
      depreciation of $701 (2004) and $924 (2003)                $          404     $       2,339

Real estate held for sale, at cost, net of accumulated
      depreciation of $265 (2004) and $0 (2003)                           1,893                 -

Cash and cash equivalents                                                   525               762
Other assets and deferred costs, net of accumulated
      amortization of $2 (2004) and $91 (2003)                               21               252

Other assets of discontinued operations, net of
      accumulated amortization of $101 (2004) and $0 (2003)                 198                 -
                                                                 ---------------    --------------
         Total Assets                                            $        3,041     $       3,353
                                                                 ===============    ==============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                            $           20     $          81
Distributions payable to partners                                           166               262
Liabilities of discontinued operations                                        6                 -
                                                                 ---------------    --------------
         Total Liabilities                                                  192               343
                                                                 ---------------    --------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                           3,445             3,620
General Partners' Deficit                                                  (596)             (610)
                                                                 ---------------    --------------
         Total Partners' Capital                                          2,849             3,010
                                                                 ---------------    --------------
         Total Liabilities and Partners' Capital                 $        3,041     $       3,353
                                                                 ===============    ==============

                       See Notes to Financial Statements.

                                     2 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

STATEMENTS OF INCOME (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                             FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                               JUNE 30,       JUNE 30,           JUNE 30,        JUNE 30,
                                                                 2004           2003               2004            2003
                                                             ----------      ----------         ----------      ----------

Income:

Rental income                                                $      60       $      60          $     120       $     123
Interest on short-term investments                                   -               2                  1               6
                                                             ----------      ----------         ----------      ----------
         Total income                                               60              62                121             129
                                                             ----------      ----------         ----------      ----------
Expenses:

Depreciation                                                        10              10                 19              19
Management fees                                                      1               1                  2               2
General and administrative                                          32              30                 56              56
                                                             ----------      ----------         ----------      ----------
         Total expenses                                             43              41                 77              77
                                                             ----------      ----------         ----------      ----------
Income from continuing operations                                   17              21                 44              52
                                                             ----------      ----------         ----------      ----------
Discontinued operations:

Income from discontinued operations                                 51             116                127             233
                                                             ----------      ----------         ----------      ----------
Net income                                                   $      68       $     137          $     171       $     285
                                                             ==========      ==========         ==========      ==========
Net income allocated to general partners                     $       5       $      11          $      14       $      23
                                                             ==========      ==========         ==========      ==========

Income from continuing operations allocated
    to limited partners                                      $      16       $      19          $      40       $      48

Income from discontinued operations allocated
    to limited partners                                             47             107                117             214
                                                             ----------      ----------         ----------      ----------
Net income allocated to limited partners                     $      63       $     126          $     157       $     262
                                                             ==========      ==========         ==========      ==========
Income from continuing operations per
    Unit of Limited Partnership Interest                     $    0.35       $    0.42          $    0.88       $    1.05
Income from discontinued operations per
    Unit of Limited Partnership Interest                          1.03            2.34               2.56            4.69
                                                             ----------      ----------         ----------      ----------
Net income per Unit of Limited Partnership Interest          $    1.38       $    2.76          $    3.44       $    5.74
                                                             ==========      ==========         ==========      ==========
Distributions per Unit of Limited Partnership Interest       $    3.64       $    4.68          $    7.28       $    9.36
                                                             ==========      ==========         ==========      ==========

                       See Notes to Financial Statements.

                                     3 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

STATEMENTS OF PARTNERS' CAPITAL (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                             UNITS OF
                              LIMITED      GENERAL      LIMITED         TOTAL
                            PARTNERSHIP   PARTNERS'    PARTNERS'      PARTNERS'
                             INTEREST      DEFICIT      CAPITAL        CAPITAL
                            ----------    ---------    ----------    ----------

Balance - January 1, 2004      45,646     $   (610)    $   3,620     $   3,010

Distributions                       -            -          (332)         (332)

Net income                          -           14           157           171
                            ----------    ---------    ----------    ----------

Balance - June 30, 2004        45,646     $   (596)    $   3,445     $   2,849
                            ==========    =========    ==========    ==========

                       See Notes to Financial Statements.

                                     4 of 19

                WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)                                                                   FOR THE SIX MONTHS ENDED
                                                                                 JUNE 30,         JUNE 30,
                                                                                   2004             2003
                                                                               -------------    -------------

Cash Flows From Operating Activities:

Continuing Operations
      Income from continuing operations                                        $         44     $         52
      Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
         Depreciation                                                                    19               19

      Changes in assets and liabilities:
         Increase in other assets                                                       (12)              (9)
         Decrease in accounts payable and accrued expenses                               (1)              (7)
                                                                               -------------    -------------
         Net cash provided by continuing operations                                      50               55
                                                                               -------------    -------------
Discontinued Operations
      Income from discontinued operations                                               127              233
      Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
         Depreciation                                                                    23               44
         Amortization                                                                    12               12

      Changes in assets and liabilities of discontinued operations:
         Decrease (increase) in other assets of discontinued operations                  32              (99)
         Decrease in liabilities of discontinued operations                             (53)             (51)
                                                                               -------------    -------------
         Net cash provided by discontinued operations                                   141              139
                                                                               -------------    -------------
      Net cash provided by operating activities                                         191              194
                                                                               -------------    -------------
Cash Flows From Financing Activities:

      Cash distributions                                                               (428)          (2,416)
                                                                               -------------    -------------
      Cash used in financing activities                                                (428)          (2,416)
                                                                               -------------    -------------
Net decrease in cash and cash equivalents                                              (237)          (2,222)

Cash and cash equivalents, beginning of period                                          762            3,055
                                                                               -------------    -------------
Cash and cash equivalents, end of period                                       $        525     $        833
                                                                               =============    =============
Supplemental Disclosure of Non-Cash Financing
      Activities -

Accrued distributions to partners                                              $        166     $        214
                                                                               =============    =============

                       See Notes to Financial Statements.

                                     5 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004
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

         The results of operations for the six months ended June 30, 2004 and
         2003 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

2.       RELATED PARTY TRANSACTIONS

         Management fees earned by an affiliate of the Managing General Partner totaled $5,000 and $6,000 ($3,000 and $4,000 of which is included in discontinued operations for 2004 and 2003, respectively) during the six months ended June 30, 2004 and June 30, 2003, respectively.

3.       PROPERTY MATTERS

         In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the
         Partnership's remaining properties for sale. In this regard, in June
         2004, the Partnership entered into a contract with an unaffiliated third party to sell the Victoria, Texas property. The sale is subject to the buyer's successful completion of due diligence, and is expected to close, if at all, in the third or fourth quarter of 2004. At present, the Partnership has not entered into any contracts for the sale of its other two remaining properties and there can be no assurance that these marketing efforts will result in sales of some or all of its remaining properties.

         The operations of the Partnership's Victoria, Texas property and its
         Beaumont, Texas property (which was sold during 2003), have been recorded as discontinued operations in the statements of income for the six months ended June 30, 2004 and 2003. Income from discontinued
         operations of $127,000 and $233,000 consisted of rental income of
         $191,000 and $297,000, less expenses of $64,000 and $64,000 for the six months ended June 30, 2004 and 2003, respectively.

                                     6 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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

         Liquidity and Capital Resources

         The Partnership continues to hold an interest in three properties (one property which is under contract to sell) which are leased to one or more tenants pursuant to net leases with remaining lease terms, subject to extensions, ranging between approximately one and four years. The
         Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant. If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the current leases.

         In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the
         Partnership's remaining properties for sale. In this regard, in June
         2004, the Partnership entered into a contract with an unaffiliated third party to sell the Victoria, Texas property. The sale is subject to the buyer's successful completion of due diligence, and is expected to close, if at all, in the third or fourth quarter of 2004. At present, the Partnership has not entered into any contracts for the sale of its other two remaining properties and there can be no assurance that these marketing efforts will result in sales of some or all of its remaining properties.

         The level of liquidity based on cash and cash equivalents experienced a
         $237,000 decrease at June 30, 2004 as compared to December 31, 2003.
         The decrease was due to partner cash distributions of $428,000, which were partially offset by net cash provided by operating activities of
         $191,000. Net cash provided by operating activities consisted of net cash provided by continuing operations of $50,000 and net cash provided by discontinued operations of $141,000. At June 30, 2004, the
         Partnership had $525,000 in cash reserves which has been invested primarily in money market mutual funds.

                                    7 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Liquidity and Capital Resources (Continued)

         The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant. The Partnership's rental and interest income was sufficient at June 30, 2004, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses. As of June 30, 2004, the Partnership recorded an accrued distribution of $166,000 ($3.64 per unit) to its limited partners.
         During the six months ended June 30, 2004, the Partnership made cash distributions of $428,000 ($9.38 per unit) to its limited partners.

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

         Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. As tenant leases expire, the Partnership expects that inflation and changing prices will affect the
         Partnership's revenues. The Partnership's tenant leases for two of its remaining properties are presently scheduled to expire in 2005. The
         Partnership's other remaining property which is presently under contract for sale, has a tenant lease which is scheduled to expire in
         2007 and a tenant lease which is scheduled to expire in 2008. The
         Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership does not presently have plans for capital improvements at any of its properties.

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

                                    8 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

         Results of Operations

         Net income decreased by $114,000 for the six months ended June 30, 2004 as compared to the comparable period in 2003 due to a decrease in income from continuing operations of $8,000 and a decrease in income from discontinued operations of $106,000.

         Income from continuing operations decreased by $8,000 for the six months ended June 30, 2004 as compared to the comparable period in 2003 due to a decrease in interest on short term investments of $5,000 and a decrease in rental income of $3,000. Expenses remained constant.

         Income from discontinued operations decreased by $106,000 for the six months ended June 30, 2004 as compared to the comparable period in
         2003. During the fourth quarter of 2003, the Partnership sold its
         Beaumont, Texas property and in June 2004, the Partnership entered into a contract to sell its Victoria, Texas property. Therefore, the operations of the Beaumont, Texas property and the Victoria, Texas property have been recorded as discontinued operations for all periods presented. For the six months ended June 30, 2004 and 2003, income from discontinued operations of $127,000 and $233,000 consisted of rental income of $191,000 and $297,000, less expenses of $64,000 and $64,000, respectively.

         Quantitative and Qualitative Disclosures of Market Risk

         The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

                                    9 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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
                            FORM 10-QSB JUNE 30, 2004

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits:

                Exhibits required by Item 601 of Regulation S-B are filed
                herewith and are listed in the attached Exhibit Index.

         (b)    Reports of Form 8-K:

                No reports on Form 8-K were filed during the period ended June
                30, 2004.

                                    11 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        BY: ONE WINTHROP PROPERTIES, INC.
                            Managing General Partner

                            BY: /s/ Michael L. Ashner
                                --------------------------------------------
                                Michael L. Ashner
                                Chief Executive Officer and Director

                            BY: /s/ Thomas C. Staples
                                --------------------------------------------
                                Thomas C. Staples
                                Chief Financial Officer

                            Dated: August 12, 2004

                                    12 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2004

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