Form 10QSB
period 2004-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2004-11-15
CIK 315275

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

(Mark One)

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number  0-9684

Winthrop Partners 80 Limited Partnership

(Exact name of small business issuer as specified in its charter)

Massachusetts	04-2693546
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Bulfinch Place, Suite 500, Boston, MA	02114-9507
(Address of principal executive office)	(Zip Code)

(617) 570-4600
Registrant’s telephone number, including area code

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒          No  ☐

WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2004

PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

	September 30, 2004	December 31,
	(Unaudited)	2003
Assets

Real estate at cost, net of accumulated depreciation of $710 (2004) and $924 (2003)	$395	$2,339

Real estate held for sale, at cost, net of accumulated depreciation of $265 (2004)	1,893	—

Cash and cash equivalents	563	762
Other assets and deferred costs, net of accumulated amortization of $2 (2004) and $91 (2003)	11	252

Other assets of discontinued operations, net of accumulated amortization of $101 (2004)	142	—

Total Assets	$3,004	$3,353

Liabilities and Partners’ Capital

Liabilities:

Accounts payable and accrued expenses	$18	$81
Distributions payable to partners	166	262
Liabilities of discontinued operations	34	—

Total Liabilities	218	343

Partners’ Capital:

Limited Partners -
Units of Limited Partnership Interest, $500 stated value per Unit; authorized - 50,010 Units; issued and outstanding - 45,646 Units	3,374	3,620
General Partners’ Deficit	(588)	(610)

Total Partners’ Capital	2,786	3,010

Total Liabilities and Partners’ Capital	$3,004	$3,353

See notes to financial statements.

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

	For The Three Months Ended		For The Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Income:

Rental income	$60	$59	$180	$182
Interest on short-term investments	1	1	2	7

Total income	61	60	182	189

Expenses:

Depreciation	10	10	29	29
Management fees	1	1	3	3
General and administrative	27	29	83	85

Total expenses	38	40	115	117

Income from continuing operations	23	20	67	72

Discontinued operations:

Income from discontinued operations	80	119	207	352

Net income	$103	$139	$274	$424

Net income allocated to general partners	$8	$11	$22	$34

Income from continuing operations allocated to limited partners	$21	$18	$62	$66

Income from discontinued operations allocated to limited partners	74	110	190	324
Net income allocated to limited partners	$95	$128	$252	$390

Income from continuing operations per Unit of Limited Partnership Interest	$0.46	$0.40	$1.36	$1.45

Income from discontinued operations per Unit of Limited Partnership Interest	1.62	2.41	4.16	7.09

Net income per Unit of Limited Partnership Interest	$2.08	$2.81	$5.52	$8.54

Distributions per Unit of Limited Partnership Interest	$3.64	$4.68	$10.92	$14.04

See notes to financial statements.

Statement of Partners’ Capital (Unaudited)

(In Thousands, Except Unit Data)

	Units of
	Limited	General	Limited	Total
	Partnership	Partners’	Partners’	Partners’
	Interest	Deficit	Capital	Capital

Balance - January 1, 2004	45,646	$(610)	$3,620	$3,010

Distributions	—	—	(498)	(498)

Net income	—	22	252	274

Balance - September 30, 2004	45,646	$(588)	$3,374	$2,786

See notes to financial statements.

Statements of Cash Flows (Unaudited)

(In Thousands)

	For The Nine Months Ended
	September 30,	September 30,
	2004	2003

Cash Flows From Operating Activities:

Continuing Operations
Income from continuing operations	$67	$72
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Depreciation	29	29

Changes in assets and liabilities:
(Increase) decrease in other assets	(2)	10
Decrease in accounts payable and accrued expenses	(2)	(10)

Net cash provided by continuing operations	92	101

Discontinued Operations
Income from discontinued operations	207	352
Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
Depreciation	22	67
Amortization	12	18

Changes in assets and liabilities of discontinued operations:
Decrease (increase) in other assets of discontinued operations	8	(23)
Increase (decrease) in liabilities of discontinued operations	54	(47)

Net cash provided by discontinued operations	303	367

Net cash provided by operating activities	395	468

Cash Flows From Financing Activities:

Cash distributions	(594)	(2,630)

Cash used in financing activities	(594)	(2,630)

Net decrease in cash and cash equivalents	(199)	(2,162)

Cash and cash equivalents, beginning of period	762	3,055

Cash and cash equivalents, end of period	$563	$893

Supplemental Disclosure of Non-Cash Financing Activities -

Accrued distributions to partners	$166	$214

See notes to financial statements.

WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

FORM 10-QSB SEPTEMBER 30, 2004

NOTES TO FINANCIAL STATEMENTS

1.            General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

The financial information contained herein is unaudited.  In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2003 was derived from audited financial statements at such date.

The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

Certain amounts from 2003 have been reclassified to conform to the 2004 presentation.

2.            Related Party Transactions

Management fees earned by an affiliate of the Managing General Partner totaled $7,000 and $10,000 ($4,000 and $7,000 of which is included in discontinued operations, respectively) during the nine months ended September 30, 2004 and September 30, 2003, respectively.

3.            Property Matters and Subsequent Event

In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership’s remaining properties for sale.  In this regard, in October 2004, the Partnership sold its Victoria, Texas property to an unaffiliated third party for $3,750,000. The Partnership received net proceeds of $3,514,000 after payment of closing costs of $236,000. The Partnership will recognize a gain for financial reporting purposes of approximately $1,621,000 in the fourth quarter of 2004.  At present, the Partnership has not entered into any contracts for the sale of its other two remaining properties and there can be no assurance that these marketing efforts will result in sales of either or both of its remaining properties.

The operations of the Partnership’s Victoria, Texas property and its Beaumont, Texas property (which was sold during 2003) have been recorded as discontinued operations in the statements of income for the nine months ended September 30, 2004 and 2003.  Income from discontinued operations of $207,000 and $352,000 consisted of rental income of $287,000 and $449,000, less expenses of $80,000 and $97,000 for the nine months ended September 30, 2004 and 2003, respectively.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time.  The discussion of the Partnership’s liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership’s operations.  Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources

The Partnership continues to hold an interest in two properties (subsequent to the sale of the Victoria, Texas property disclosed below), each of which is leased to one tenant pursuant to net leases with remaining lease terms of approximately six months to one year. The Partnership receives rental income from its properties which is its primary source of liquidity.  Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes.  If a tenant fails to exercise its renewal option or exercises its option to terminate its lease early, the Partnership will be required to either sell the property or procure a new tenant.  If the Partnership attempts to procure a new tenant, it will be competing for new tenants in the then current rental markets, which may not be able to support terms as favorable as those contained in the current leases.

In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership’s remaining properties for sale.  In this regard, in October 2004, the Partnership sold its Victoria, Texas property to an unaffiliated third party for $3,750,000.  The Partnership received net proceeds of $3,514,000 after payment of closing costs of $236,000. The Partnership will recognize a gain for financial reporting purposes of approximately $1,621,000 in the fourth quarter of 2004.  The Partnership plans to distribute the net proceeds received from the sale in the first quarter of 2005.  At present, the Partnership has not entered into any contracts for the sale of its other two remaining properties and there can be no assurance that these marketing efforts will result in sales of either or both of its remaining properties.

The level of liquidity based on cash and cash equivalents experienced a $199,000 decrease at September 30, 2004 as compared to December 31, 2003.  The decrease was due to partner cash distributions of $594,000, which were partially offset by net cash provided by operating activities of $395,000.  Net cash provided by operating activities consisted of net cash provided by continuing operations of $92,000 and net cash provided by discontinued operations of $303,000.  At September 30, 2004, the Partnership had $563,000 in cash reserves which has been invested primarily in money market mutual funds.

The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with any properties that become vacant.  The Partnership’s rental and interest income was sufficient at September 30, 2004, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership’s operating expenses.  As of September 30, 2004, the Partnership recorded an accrued distribution of $166,000 ($3.64 per unit) to its limited partners.  During the nine months ended September 30, 2004, the Partnership made cash distributions of $594,000 ($13.02 per unit) to its limited partners.

The term of the lease encumbering the Partnership’s property located in Mt. Pleasant, Iowa expired on March 31, 2004.  The tenant, Experian Services Corporation (“Experian”), elected to exercise its second one-year renewal option.  Accordingly, the lease term was extended to March 31, 2005 at the same annual rental rate.  The lease with Experian does not contain any additional renewal options.

Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership’s revenues and net income.  As tenant leases expire, the Partnership expects that inflation and changing prices will affect the Partnership’s revenues.  The Partnership’s tenant leases for both of its remaining properties are presently scheduled to expire in 2005.  The Partnership could also be affected by declining economic conditions through the loss of rental income as a result of a tenant becoming insolvent, properties becoming vacant or reduced rental rates for new leases.  The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties.  The Partnership does not presently have plans for capital improvements at any of its properties.

The Partnership’s only significant critical accounting policy relates to the evaluation of the fair value of real estate.  The Partnership evaluates the need for an impairment loss on its real estate assets when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset’s carrying amount.  The impairment loss is measured by comparing the fair value of the assets to its carrying amount.  The evaluation of the fair value of real estate is an estimate that is susceptible to change and actual results could differ from those estimates.

None of the recently issued accounting standards had any effect on the Partnership’s financial statements.

Results of Operations

Net income decreased by $150,000 for the nine months ended September 30, 2004 as compared to the comparable period in 2003 due to a decrease in income from continuing operations of $5,000 and a decrease in income from discontinued operations of $145,000.

Income from continuing operations decreased by $5,000 for the nine months ended September 30, 2004 as compared to the comparable period in 2003 due to a decrease in interest on short term investments of $5,000 and a decrease in rental income of $2,000, which were partially offset by a decrease in general and administrative expenses of $2,000.

Income from discontinued operations decreased by $145,000 for the nine months ended September 30, 2004 as compared to the comparable period in 2003.  During the fourth quarter of 2003, the Partnership sold its Beaumont, Texas property and in October 2004, the Partnership sold its Victoria, Texas property.  Therefore, the operations of the Beaumont, Texas property and the Victoria, Texas property have been recorded as discontinued operations for all periods presented. For the nine months ended September 30, 2004 and 2003, income from discontinued operations of $207,000 and $352,000 consisted of rental income of $287,000 and $449,000, less expenses of $80,000 and $97,000 for the nine months ended September 30, 2004 and 2003, respectively.

Quantitative and Qualitative Disclosures of Market Risk

The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 3.   Controls and Procedures

The Partnership’s management, with the participation of the Partnership’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.   Based on such evaluation, the Partnership’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

There have not been any changes in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II - Other Information

Item 6.   Exhibits

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
Thomas C. Staples
Chief Financial Officer

Dated: November 12, 2004

Exhibit Index

Exhibit

31.1	Chief Executive Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Chief Financial Officer’s Certification, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99	Supplementary Information Required Pursuant to Section 9.4 of the Partnership Agreement.