Form 10KSB
period 2004-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2005-03-30
CIK 315275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2004                  Commission File No. 0-9684
                   -----------------                                      ------

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Massachusetts                                             04-2693546
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S.  Employer
 incorporation or organization)                              Identification No.)

7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts       02114
-----------------------------------------------------------------       -----
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Registrant's revenues for its most recent fiscal year were $513,000.

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

      The Partnership's General Partners are One Winthrop Properties, Inc., a Massachusetts corporation (the "Managing General Partner"), and Linnaeus-Hampshire Realty Limited Partnership (formerly known as Linnaeus-Hampshire Realty Company), a Massachusetts limited partnership (the "Associate General Partner"). One Winthrop Properties, Inc. is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation.

      The Partnership's only business is owning and leasing improved real estate.

      In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 2004, net of accounts payable, accrued expenses and distributions payable to partners is approximately $299,000 which is invested in money market instruments. Sixteen properties have been sold: one in 1989, two in 1991, two in 1992, two in 1993, one in January 1996, one in August 1997, one in March 1998, three in 1999, one in November 2002, one in October 2003 and one in October 2004. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property.

      Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. At December 31, 2004, limited partners had received a return of capital equal to $392.25.

Property Matters

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining properties for sale. At present, the Partnership has not entered into any contracts for the sale of its remaining properties and there can be no assurance that their marketing efforts will result in sales of the remaining properties. The lease terms at both of the Partnership's remaining properties expire in 2005 with the provision that the tenant at the Nebraska City property has the right to extend the term for three additional five-year terms. Accordingly, the Partnership is seeking either to sell or re-let both properties.

      Hobby Lobby Creative Center/Consolidated Stores, Victoria, Texas. In October 2004, the Partnership sold its Victoria, Texas property to an unaffiliated third party for $3,750,000. The Partnership received net proceeds of $3,514,000 after payment of closing costs of $236,000. The Partnership recognized a gain for financial reporting purposes of $1,621,000.

      Toys R Us, Beaumont, Texas In October 2003, the Partnership sold its Beaumont, Texas property to an unaffiliated third party for $2,400,000. The Partnership received net proceeds of $2,377,000, after payment of closing costs of $23,000. The Partnership recognized a gain for financial reporting purposes of $1,400,000.

      Duckwall-Alco Stores, Nebraska City, Nebraska On September 21, 2000, the tenant exercised the option to extend the lease for five years at the same rental rates. The lease will expire on December 22, 2005 subject to the tenant's right to extend the term for three additional five-year terms.

      Experian Services Corporation, Mt. Pleasant, Iowa. In April 2001, the Partnership entered into a net lease agreement with Experian Services Corporation for this vacated property at approximately the same annual rental as the previous tenant. The initial lease term began on April 23, 2001 and was scheduled to expire on March 31, 2003 with the tenant having an option to renew the lease for two renewal terms of one year each. The tenant elected to exercise both one-year renewal options. The lease will now expire on March 31, 2005 as the tenant has notified us that they do not intend on remaining in the property. The Partnership is attempting to release the space. The tenant was required to pay annual rent of $128,450 during the initial term and any renewal term.

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

      The Partnership owns the fee interest in each of these properties free of any mortgages. Each of the properties is commercial or industrial in nature and are triple net leased to a single tenant. The tenants under the leases have exclusive control over the day-to-day business operations conducted at the properties as well as decisions with respect to the initiation of any development or renovations at the properties. The Partnership has limited approval rights over any such renovation programs proposed by the tenants. The Partnership has no responsibility for any maintenance, repairs or improvements associated with these properties. In addition, the tenants are responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that each of the properties is adequately covered by insurance. As indicated below, the lease terms at both properties expire in 2005 with the tenant at the Nebraska City property having the right to extend the term for three additional five-year terms. As a result, the Partnership will be responsible for costs, maintenance, repairs and improvements at the Mt. Pleasant property and, if the lease is not extended, the Nebraska City property until they are either sold or a new tenant can be found. The Partnership believes that it will be subject to significant competition in attracting replacement tenants.

      Tenants with 2004 rental payments received, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows: Hobby Lobby, Victoria, Texas 41%; Duckwall-Alco Stores, Nebraska City, Nebraska 20%; Consolidated Stores Corporation, Victoria, Texas 16%; and Experian Services Corporation, Mt. Pleasant, Iowa 23%.

      The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2004 annual base rent received for the leases at the Partnership's remaining properties:

Tenant                                   Business of          Lease            Renewal           2004 Annual
Property/Location                        Tenant               Expiration       Option (1)        Base Rent
-----------------                        ------               ----------       ----------        ---------
Experian Services Company / Mt.          Retail Dept. Store   3-31-2005             -            $128,450
     Pleasant, Iowa (3)

Duckwall-Alco Stores, Inc. / Nebraska    Retail Dept. Store   12-22-2005          3/5            $109,200(2)
     City, Nebraska

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) Additional percentage rent of $2,000, representing a percentage of store sales was received in 2004.
(3)   Lease not renewed.

      Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2004:

                              Gross
                             Carrying        Accumulated                                 Federal
Property                     Value(1)      Depreciation(1)      Rate       Method       Tax Basis
--------                     --------      ---------------      ----       ------       ---------
Mt. Pleasant, Iowa           $525,000        $375,000          5/40 yr.      S/L         $259,075
Nebraska City, Nebraska      $580,000        $345,000          5/40 yr.      S/L         $245,686

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

      As of March 1, 2005, there were 1,396 holders of 45,646 outstanding Units.

      The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2004 and 2003, the Partnership made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                Amount of
            Distribution with Respect to      Distribution
            Quarter Ended                       Per Unit
            -------------                       --------
                                          2004             2003
                                          ----             ----
            March 31                    $ 3.64           $ 4.68
            June 30                       3.64             4.68
            September 30                  3.64            56.75
            December 31                  79.14             5.74

See "Item 6. Management's Discussion and Analysis and Plan of Operation" for disclosure regarding the Partnership's ability to make distributions in the future.

      Affiliates of the Managing General Partner own a total of 10,321.47 Units representing approximately 23% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

Liquidity and Capital Resources

      The Partnership continues to hold an interest in two properties, each of which is leased to one tenant pursuant to net leases. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. The lease term with respect to the Partnership's Mt. Pleasant property expires on March 31, 2005 and the lease term with respect to the Partnership's Nebraska City property expires December 22, 2005, subject to the tenant exercising its right to extend the lease for three additional five-year terms. There can be no assurance that the Partnership will be able to sell or re-let one or both of the properties at a favorable price or rental rate. If the Partnership is unable to sell or re-let a property, the Partnership will be responsible for all of the operating expenses and capital expenditures at the Mt. Pleasant property and, if the tenant does not extend the term, the Nebraska City property without any corresponding revenue which will negatively impact the Partnership's operations and liquidity as reserves will be required to be used to satisfy such costs.

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining properties for sale. In this regard, in October 2004, the Partnership sold its Victoria, Texas property to an unaffiliated third party for $3,750,000. The Partnership received net proceeds of $3,514,000 after payment of closing costs of $236,000. The Partnership recognized a gain for financial reporting purposes of $1,621,000. The Partnership distributed the net proceeds received from the sale in the first quarter of 2005. At present, the Partnership has not entered into any contracts for the sale of its two remaining properties and there can be no assurance that these marketing efforts will result in sales of these remaining properties.

      The level of liquidity based on cash and cash equivalents experienced a $3,176,000 increase at December 31, 2004 as compared to December 31, 2003. The increase was due to net proceeds received from the sale of a property of $3,514,000 (investing activity) and net cash provided by operating activities of $422,000, which were partially offset by partner distributions (financing activity) of $760,000. Net cash provided by operating activities consists of net cash provided by continuing operations of $140,000 and net cash provided by discontinued operations of $282,000. During the year ended December 31, 2004, the Partnership made cash distributions of $760,000 ($16.66 per unit) to its limited partners. At December 31, 2004, the Partnership had $3,938,000 in cash reserves which has been invested primarily in money market mutual funds.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership will be responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the Mt. Pleasant property and, if the tenant does not exercise its right to extend the lease term, the Nebraska City property. The Partnership's rental and interest income was sufficient at December 31, 2004, and is expected to be sufficient until expiration of the leases, to pay all of the Partnership's operating expenses. As of December 31, 2004, the Partnership recorded an accrued distribution of $3,612,000 ($79.14 per unit) to its limited partners.

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

Results of Operations

      Net income decreased by $92,000 for the year ended December 31, 2004 as compared to 2003 due to a decrease in income from discontinued operations of $99,000, which was partially offset by an increase in income from continuing operations of $7,000.

      Income from continuing operations increased by $7,000 for the year ended December 31, 2004 as compared to 2003 due to an increase in income of $2,000 and a decrease in expenses of $5,000. Income increased due to an increase in interest on short-term investments of $5,000, which was partially offset by a decrease in rental income of $3,000. The decrease in expenses was attributable to a decrease in general and administrative expenses of $5,000.

      Income from discontinued operations decreased by $99,000 for the year ended December 31, 2004 as compared to 2003 due to a decrease in income from operations of sold properties of $320,000, which was partially offset by an increase in the gain on sale of properties of $221,000. The Partnership sold its Victoria, Texas property in October 2004 and its Beaumont, Texas property in October 2003. As a result of classifying the Victoria, Texas property as discontinued operations in 2004, the Partnership has reclassified the 2003 results of operations of this property to discontinued operations for comparative purposes. Therefore, the income from operations of sold properties includes both properties for 2003.

      For the year ended December 31, 2004, income from discontinued operations of $1,732,000 consisted of rental income of $259,000, net of expenses of $148,000 and a gain on sale of property of $1,621,000. For the year ended December 31, 2003, income from discontinued operations of $1,831,000 consisted of rental income of $545,000, net of expenses of $114,000 and a gain on sale of property of $1,400,000.

Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7. Financial Statements

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                      INDEX

                                                                            Page

Report of Independent Registered Public Accounting Firm ......................12

Financial Statements:

Balance Sheets as of December 31, 2004 and 2003...............................13

Statements of Income for the Years Ended
     December 31, 2004 and 2003...............................................14

Statements of Partners' Capital for the Years Ended
     December 31, 2004 and 2003...............................................15

Statements of Cash Flows for the Years Ended
     December 31, 2004 and 2003...............................................16

Notes to Financial Statements.................................................17

             Report of Independent Registered Public Accounting Firm

To the Partners
Winthrop Partners 80 Limited Partnership

We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) (the "Partnership") as of December 31, 2004 and 2003, and the related statements of income, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                   /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 2005

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                DECEMBER 31,
                                                            -------------------

                                                             2004        2003
                                                            -------     -------
ASSETS

Real estate at cost, net of accumulated depreciation
      of $720 (2004) and $924 (2003)                        $   385     $ 2,339


Cash and cash equivalents                                     3,938         762

Other assets and deferred costs, net of accumulated
      amortization of $91 (2003)                                 15         252

Other assets of discontinued operations                          34          --
                                                            -------     -------

            Total Assets                                    $ 4,372     $ 3,353
                                                            =======     =======

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                       $    27     $    81
Distributions payable to partners                             3,612         262
                                                            -------     -------

            Total Liabilities                                 3,639         343
                                                            -------     -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units               1,310       3,620
General Partners' Deficit                                      (577)       (610)
                                                            -------     -------

            Total Partners' Capital                             733       3,010
                                                            -------     -------

            Total Liabilities and Partners' Capital         $ 4,372     $ 3,353
                                                            =======     =======

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              STATEMENTS OF INCOME
                        (In Thousands, Except Unit Data)

                                                        YEARS ENDED DECEMBER 31,
                                                        ------------------------

                                                            2004      2003
                                                           ------    ------
Income:

Rental income                                              $  239    $  242
Interest on short-term investments                             15        10
                                                           ------    ------

         Total income                                         254       252
                                                           ------    ------

Expenses:

Depreciation                                                   39        39
Management fees                                                 4         4
General and administrative                                    110       115
                                                           ------    ------

         Total expenses                                       153       158
                                                           ------    ------

Income from continuing operations                             101        94
                                                           ------    ------

Discontinued operations:

Income from operations                                        111       431
Gain on sale of properties                                  1,621     1,400
                                                           ------    ------

Income from discontinued operations                         1,732     1,831
                                                           ------    ------


Net income                                                 $1,833    $1,925
                                                           ======    ======

Net income allocated to general partners                   $   33    $   56
                                                           ======    ======

Income from continuing operations allocated
    to limited partners                                    $   93    $   86

Income from discontinued operations allocated
    to limited partners                                     1,707     1,783
                                                           ------    ------
Net income allocated to limited partners                   $1,800    $1,869
                                                           ======    ======

Income from continuing operations per
    Unit of Limited Partnership Interest                   $ 2.04    $ 1.89
Income from discontinued operations per
    Unit of Limited Partnership Interest                    37.39     39.06
                                                           ------    ------

Net income per Unit of Limited Partnership Interest        $39.43    $40.95
                                                           ======    ======

Distributions per Unit of Limited Partnership Interest     $90.06    $71.85
                                                           ======    ======

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                        (In Thousands, Except Unit Data)


                                 Units of
                                  Limited     General      Limited       Total
                                Partnership  Partners'    Partners'    Partners'
                                 Interest     Deficit      Capital      Capital
                                -----------  ---------    ---------    ---------

Balance - January 1, 2003          45,646     $  (666)     $ 5,031      $ 4,365

    Distributions                      --          --       (3,280)      (3,280)
    Net income                         --          56        1,869        1,925
                                  -------     -------      -------      -------

Balance - December 31, 2003        45,646        (610)       3,620        3,010

    Distributions                      --          --       (4,110)      (4,110)
    Net income                         --          33        1,800        1,833
                                  -------     -------      -------      -------

Balance - December 31, 2004        45,646     $  (577)     $ 1,310      $   733
                                  =======     =======      =======      =======

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                                           2004        2003
                                                                          -------     -------
Cash Flows From Operating Activities:

Continuing Operations:
     Income from continuing operations                                    $   101     $    94
     Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
        Depreciation                                                           39          39

     Changes in assets and liabilities:
        (Increase) decrease in other assets                                    (6)         11
        Increase (decrease) in accounts payable and accrued expenses            6          (7)
                                                                          -------     -------

        Net cash provided by continuing operations                            140         137
                                                                          -------     -------

Discontinued Operations:
     Income from discontinued operations                                    1,732       1,831
     Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
        Depreciation                                                           22          77
        Amortization                                                           80          24
        Gain on sale of properties                                         (1,621)     (1,400)
     Changes in assets and liabilities of discontinued operations:
        Decrease (increase) in other assets of discontinued operations        128        (104)
        Decrease in liabilities of discontinued operations                    (59)        (15)
                                                                          -------     -------

        Net cash provided by discontinued operations                          282         413
                                                                          -------     -------

     Net cash provided by operating activities                                422         550
                                                                          -------     -------

Cash Flows From Investing Activities

        Net proceeds from sale of properties-discontinued operations        3,514       2,377
                                                                          -------     -------

        Cash provided by investing activities                               3,514       2,377
                                                                          -------     -------

Cash Flows From Financing Activities:

     Cash distributions                                                      (760)     (5,220)
                                                                          -------     -------

     Cash used in financing activities                                       (760)     (5,220)
                                                                          -------     -------

Net increase (decrease) in cash and cash equivalents                        3,176      (2,293)

Cash and cash equivalents, beginning of year                                  762       3,055
                                                                          -------     -------

Cash and cash equivalents, end of year                                    $ 3,938     $   762
                                                                          =======     =======

Supplemental Disclosure of Non-Cash Financing Activities

Accrued distributions to partners                                         $ 3,612     $   262
                                                                          =======     =======

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Winthrop Partners 80 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns and leases two properties which are located in Iowa and Nebraska. The properties are each leased to one tenant under net lease agreements.

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

      Leases

      The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease. At December 31, 2004 and 2003, all of the Partnership's leases are accounted for under the operating method. Under this method, revenue is recognized as rentals become due, which does not materially differ from the straight-line method. Expenses (including depreciation) are charged to operations as incurred.

      Percentage Rent

      The Partnership has entered into a lease that provides for a minimum annual rent plus additional rent based on percentages of sales at the applicable property ("percentage rent"). This percentage rent is recorded when earned. For the years ended December 31, 2004 and 2003, the Partnership received percentage rent totaling approximately $2,000 and $4,000, respectively.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

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

      Deferred Costs

      At December 31, 2003, deferred leasing costs of $172,000 were being amortized on a straight-line basis over the life of the respective leases. Accumulated amortization totaled $91,000 at December 31, 2003.

      Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents and accounts payable approximates its fair value due to the short term nature of such instruments.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Distributions to Partners

      The Partnership's distributions declared aggregated $4,110,000 ($90.06 per unit) and $3,280,000 ($71.85 per unit) to its limited partners for the years ended December 31, 2004 and 2003, respectively. There were no distributions to the general partners. The cash distribution due partners for the years ended December 31, 2004 and 2003 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.

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

      Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2004 presentation, including the reporting of discontinued operations for those assets that have been disposed of

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

2.    TRANSACTIONS WITH RELATED PARTIES

      One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property managed by Winthrop Management LLC. Winthrop Management LLC earned $8,000 and $11,000 ($4,000 and $7,000 of which is included in discontinued operations for 2004 and 2003) for managing the properties of the Partnership for the years ended December 31, 2004 and 2003, respectively.

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

      Affiliates of the general partners own approximately 23% of the outstanding limited partnership units. Distributions to these affiliates were approximately $929,000 and $735,000 for the years ended December 31, 2004 and 2003, respectively.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

3.    REAL ESTATE LEASED TO OTHERS

      Real estate leased to others, at cost, is summarized as follows:

                                                            December 31,
                                                    ---------------------------
                                                        2004            2003
                                                    -----------     -----------

      Land                                          $   131,000     $   568,000
      Commercial buildings                              974,000       2,695,000
      Accumulated depreciation                         (720,000)       (924,000)
                                                    -----------     -----------

                                                    $   385,000     $ 2,339,000
                                                    ===========     ===========

      The following is a summary of the minimum anticipated future rental receipts, excluding percentage rents, by year, under the non-cancelable portion of the operating leases:

                    2005...........................................$    141,000

      4. SIGNIFICANT TENANTS

      For the year ended December 31, 2004, 43% of rental revenue, including discontinued operations, was from the two remaining tenants. For the year ended December 31, 2003 five tenants comprised 100% of the Partnership's rental revenue. Each tenant represented 14% or more of rental revenue.

      5. PROPERTY MATTERS AND SALE OF PROPERTIES

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's remaining properties for sale. In this regard, in October 2004, the Partnership sold its Victoria, Texas property to an unaffiliated third party for $3,750,000. The Partnership received net proceeds of $3,514,000 after payment of closing costs of $236,000. The Partnership recognized a gain for financial reporting purposes of $1,621,000. At present, the Partnership has not entered into any contracts for the sale of its two remaining

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003
                                   (Continued)

5.    PROPERTY MATTERS AND SALE OF PROPERTIES (Continued)

      properties and there can be no assurance that these marketing efforts will result in sales of these properties.

      The operations of the Partnership's Victoria, Texas property and its Beaumont, Texas property (which was sold during 2003) have been recorded as discontinued operations in the statements of income for the years ended December 31, 2004 and 2003. For the year ended December 31, 2004, income from discontinued operations of $1,732,000 consisted of rental income of $259,000, net of expenses of $148,000 and a gain on sale of property of $1,621,000. For the year ended December 31, 2003, income from discontinued operations of $1,831,000 consisted of rental income of $545,000, net of expenses of $114,000 and a gain on sale of property of $1,400,000.

6.    TAXABLE INCOME

      The Partnership's taxable income for 2004 and 2003 differs from net income for financial reporting purposes, as follows:

                                                                    2004          2003
                                                                 ----------    ----------
      Net income for financial reporting purposes                $1,833,000    $1,925,000
          Depreciation                                               27,000        58,000
          Deferred rent                                              56,000         8,000
          Gain on sale of property                                  899,000         1,000
          State taxes                                                    --       163,000
                                                                 ----------    ----------
      Taxable income                                             $2,815,000    $2,155,000
                                                                 ==========    ==========
      Taxable income per Unit of Limited Partnership Interest    $    60.61    $    45.58
                                                                 ==========    ==========

Item 8. Changes in and Disagreements on Accounting and Financial Disclosure.

      There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2004 or 2003 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures.

As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

      The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of the Partnership's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2005, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:

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

      Mr. Ashner, age 52, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership and its affiliates ("WFA"), since January 1996. Mr. Ashner is also the Chief Executive Officer of Newkirk MLP Corp., the manager of the general partner of The Newkirk Master Limited Partnership ("Newkirk") as well as the Chief Executive Officer of First Union Real Estate Equity and Mortgage Investments ("First Union"), a real estate investment trust listed on the New York Stock Exchange. Mr. Ashner also currently serves on the Boards of Directors of the following publicly traded companies: GB Holdings Inc. and Atlantic Entertainment Holdings, Inc., hotel and casino operators, First Union and NBTY Inc., a manufacturer, marketer and retailer of nutritional supplements.

      Mr. Staples, age 49, has been has been with WFA since 1995 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of First Union and Newkirk. Mr. Staples is a certified public accountant.

      Mr. Braverman, age 53, has been the Executive Vice President of WFA since January 1996. Mr. Braverman is also the Executive Vice President of Newkirk and the President of First Union. Mr. Braverman also currently serves on the Board of Directors of First Union.

      Ms. Tiffany, age 38, has been the Chief Operating Officer of WFA since December 1997. Ms. Tiffany is also the Chief Operating Officer and Secretary of Newkirk and First Union.

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

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2005, except Quadrangle Associates I L.L.C. ("Quadrangle"), an affiliate of the Managing General Partner, which owns 10,079.47 Units (approximately 22% of the total outstanding units) substantially all of which were acquired pursuant to its tender offer commenced on August 23, 1999. The principal office of Quadrangle is located at 7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114. In addition, WFA owns 32 Units and WFC Realty owns 210 Units.

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

      (b) Security ownership of management.

      None of the partners of WFA nor the general partner, officers and directors of the General Partners owned any Units beneficially at March 1, 2005. WFA owns 32 Units, WFC Realty owns 210 Units and Quadrangle owns a total of 10,079.47 Units representing approximately 23% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

      Winthrop Management, LLC is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding debt service, property management fees and capital expenditures) from each property it manages. For the years ended December 31, 2004 and 2003, Winthrop Management, LLC earned approximately $8,000 and $11,000, respectively, for managing the real properties of the Partnership.

      The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the years ended December 31, 2004 and 2003, the Partnership did not make distributions to the General Partners.

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

Item 14. Principal Accounting Fees and Services

      The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the financial statements of the Partnership for 2005.

      Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $22,000 for both years ended December 31, 2004 and 2003.

      Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related services to the Partnership for the years ended December 31, 2004 and 2003.

      Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $15,000 and $16,000 for the years ended December 31, 2004 and 2003, respectively.

      Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2004 and 2003.

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

                                            Date:  March 29, 2005

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.


Signature/Name            Title                                    Date
--------------            -----                                    ----


/s/ Michael Ashner        Chief Executive Officer              March 29, 2005
------------------        and Director
Michael Ashner


/s/ Thomas Staples        Chief Financial Officer              March 29, 2005
------------------
Thomas Staples

                                INDEX TO EXHIBITS

            Exhibit                                                         Page

3           Amended and Restated Agreement of Limited Partnership of         (1)
            Winthrop Partners 80 dated as of June 5, 1980

4           See Exhibit (3).

10(a)       Property Management Agreement between Winthrop Partners 80       (1)
            and WP Management Co., Inc. dated February 12, 1980

10(e)       Documents relating to the Duckwall-Alco Stores, Inc.             (2)
            property in Nebraska City, Nebraska

            Assumption and Amendment to Lease, dated September 11, 1989      (3)

31          Certifications Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002

32          Certification Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002.

99 Supplementary Information required pursuant to Section 9.4 of the Partnership Agreement

----------

(1) Incorporated herein by reference to the Partnership's Registration Statement on Form S-11, File No. 2-66725.

(2) Incorporated herein by reference to the Partnership's Current Report on Form 8-K dated January 7, 1981).

(3) Incorporated herein by reference to the Partnership's annual report on Form 10-K dated March 31, 1992