Form 10QSB
period 2005-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2005-05-13
CIK 315275

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Massachusetts                                   04-2693546
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                  02114-9507
---------------------------------------                  ----------
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

                                     1 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                         March 31, 2005     December 31,
                                                          (Unaudited)           2004
                                                         --------------     ------------
Assets

Real estate at cost, net of accumulated
      depreciation of $730 (2005) and $720 (2004)           $   375           $   385

Cash and cash equivalents                                       402             3,938

Other assets                                                     10                15

Other assets of discontinued operations                          --                34
                                                            -------           -------

         Total Assets                                       $   787           $ 4,372
                                                            =======           =======

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                       $    28           $    27
Distributions payable to partners                                99             3,612
                                                            -------           -------

         Total Liabilities                                      127             3,639
                                                            -------           -------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units               1,235             1,310
General Partners' Deficit                                      (575)             (577)
                                                            -------           -------

         Total Partners' Capital                                660               733
                                                            -------           -------

         Total Liabilities and Partners' Capital            $   787           $ 4,372
                                                            =======           =======

                       See notes to financial statements.


                                     2 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Statements of Income (Unaudited)

(In Thousands, Except Unit Data)

                                                         For The Three Months Ended
                                                         March 31,        March 31,
                                                           2005             2004
                                                         ---------        ---------
Income:

Rental income                                            $     60         $     61
Interest on short-term investments                              8                1
                                                         --------         --------

         Total income                                          68               62
                                                         --------         --------

Expenses:

Depreciation and amortization                                  10               10
Management fees                                                 1                1
General and administrative                                     31               24
                                                         --------         --------

         Total expenses                                        42               35
                                                         --------         --------

Income from continuing operations                              26               27
                                                         --------         --------

Discontinued operations:

Income from operations of sold property                        --               76
                                                         --------         --------

Net income                                               $     26         $    103
                                                         ========         ========

Net income allocated to general partners                 $      2         $      8
                                                         ========         ========

Income from continuing operations allocated
      to limited partners                                $     24         $     25

Income from discontinued operations allocated
      to limited partners                                      --               70
                                                         --------         --------

Net income allocated to limited partners                 $     24         $     95
                                                         ========         ========

Income from continuing operations per
      Unit of Limited Partnership Interest               $   0.53         $   0.55

Income from discontinued operations per
      Unit of Limited Partnership Interest                     --             1.53
                                                         --------         --------

Net income per Unit of Limited Partnership Interest      $   0.53         $   2.08
                                                         ========         ========

Distributions per Unit of Limited Partnership Interest   $   2.16         $   3.64
                                                         ========         ========

                       See notes to financial statements.


                                     3 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                Units of
                                 Limited      General     Limited       Total
                               Partnership   Partners'   Partners'     Partners'
                                Interest      Deficit     Capital       Capital
                               -----------   ---------   ---------     ---------

Balance - January 1, 2005         45,646     $  (577)     $ 1,310      $   733

    Distributions                     --          --          (99)         (99)

    Net income                        --           2           24           26
                                 -------     -------      -------      -------

Balance - March 31, 2005          45,646     $  (575)     $ 1,235      $   660
                                 =======     =======      =======      =======

                       See notes to financial statements.


                                     4 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                           For The Three Months Ended
                                                                        March 31, 2005    March 31, 2004
                                                                        --------------    --------------
Cash Flows From Operating Activities:

Continuing Operations:
     Income from continuing operations                                      $    26          $    27
     Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
        Depreciation                                                             10               10

     Changes in assets and liabilities:
        Decrease (increase) in other assets                                       5              (15)
        Increase (decrease) in accounts payable and accrued expenses              1               (4)
                                                                            -------          -------

        Net cash provided by continuing operations                               42               18
                                                                            -------          -------

Discontinued Operations:
     Income from discontinued operations                                         --               76
     Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
        Depreciation                                                             --               11
        Amortization                                                             --                6
     Changes in assets and liabilities of discontinued operations:
        Decrease (increase) in other assets of discontinued operations           34               (1)
        Decrease in liabilities of discontinued operations                       --              (55)
                                                                            -------          -------

        Net cash provided by discontinued operations                             34               37
                                                                            -------          -------

     Net cash provided by operating activities                                   76               55
                                                                            -------          -------

Cash Flows From Financing Activities:

     Cash distributions                                                      (3,612)            (262)
                                                                            -------          -------

     Cash used in financing activities                                       (3,612)            (262)
                                                                            -------          -------

Decrease in cash and cash equivalents                                        (3,536)            (207)

Cash and cash equivalents, beginning of period                                3,938              762
                                                                            -------          -------

Cash and cash equivalents, end of period                                    $   402          $   555
                                                                            =======          =======

Supplemental Disclosure of Non-Cash Financing Activities

Accrued distributions to partners                                           $    99          $   166
                                                                            =======          =======

                       See notes to financial statements.


                                     5 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

                          NOTES TO FINANCIAL STATEMENTS

1. General

The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2004.

The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2004 was derived from audited financial statements at such date.

The results of operations for the three months ended March 31, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

Certain amounts from 2004 have been reclassified to conform to the 2005 presentation.

2. Related Party Transactions

Management fees earned by an affiliate of the Managing General Partner totaled $1,000 and $2,000 ($1,000 of which is included in discontinued operations for 2004) during the three months ended March 31, 2005 and March 31, 2004, respectively.

3. Property Matters

In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the general partner has been marketing the Partnership's two remaining properties for sale. At present, the Partnership has not entered into any contracts for the sale of its two remaining properties and there can be no assurance that these marketing efforts will result in sales of these remaining properties.


                                    6 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

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

Liquidity and Capital Resources

The Partnership continues to hold an interest in two properties, each of which is leased to one tenant pursuant to net leases. The Partnership receives rental income from its properties which is its primary source of liquidity. Pursuant to the terms of the leases, the tenants are responsible for substantially all of the operating expenses with respect to the properties including maintenance, capital improvements, insurance and taxes. The lease term with respect to the Partnership's Mt. Pleasant property expired on March 31, 2005 and the lease term with respect to the Partnership's Nebraska City property expires December 22, 2005, subject to the tenant exercising its right to extend the lease for three additional five-year terms. There can be no assurance that the Partnership will be able to sell or re-let one or both of the properties at a favorable price or rental rate. Until the Partnership is able to sell or re-let its Mt. Pleasant property, if at all, the Partnership will be responsible for all of the operating expenses and capital expenditures at the property and, if either the tenant does not extend the term of the lease at the Nebraska City property or the Partnership is unable to sell or re-let the Nebraska City property, the Partnership will become responsible for all of the operating expenses and capital expenditures at the property, in each case, without any corresponding revenue which will negatively impact the Partnership's operations and liquidity as reserves will be required to be used to satisfy such costs.

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

The level of liquidity based on cash and cash equivalents experienced a $3,536,000 decrease at March 31, 2005 as compared to December 31, 2004. The decrease was due to partner distributions (financing activity) of $3,612,000 which was partially offset by net cash provided by operating activities of $76,000. At March 31, 2005, the Partnership had $402,000 in cash reserves which has been invested primarily in money market mutual funds.

The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is now responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the Mt. Pleasant property. If the tenant does not exercise its right to extend the lease term at the Nebraska City property, or the Partnership is


                                    7 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

Liquidity and Capital Resources (Continued)

unable to sell or re-let the property, the Partnership will be responsible for operating expenses and capital improvements at the property. The Partnership's rental and interest income was sufficient at March 31, 2005, and is expected to be sufficient until expiration of the remaining lease, to pay all of the Partnership's operating expenses. As of March 31, 2005, the Partnership recorded an accrued distribution of $99,000 ($2.16 per unit) to its limited partners. In addition, the Partnership made cash distributions of $3,612,000 ($79.14 per unit) to the limited partners during the three months ended March 31, 2005.

Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership currently does not presently have plans for capital improvements at either of its two remaining properties.

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

Results of Operations

Net income decreased by $77,000 for the three months ended March 31, 2005 as compared to 2004 due to a decrease in income from discontinued operations of $76,000, and a decrease in income from continuing operations of $1,000.

Income from continuing operations decreased by $1,000 for the three months ended March 31, 2005 as compared to 2004 due to an increase in expenses of $7,000 which was substantially offset by an increase in income of $6,000. Income increased due to an increase in interest on short-term investments of $7,000, which was partially offset by a decrease in rental income of $1,000. The decrease in expenses was attributable to an increase in various general and administrative expenses of $7,000.

Income from discontinued operations decreased by $76,000 for the three months ended March 31, 2005 as compared to 2004 as a result of the sale of its Victoria,Texas property in October 2004. There were no property sales during the three months ended March 31, 2005.


                                    8 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

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


                                    9 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

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

                                   BY: ONE WINTHROP PROPERTIES, INC.
                                       Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                        Dated: May 13, 2005


                                    11 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2005

Exhibit Index

Exhibit                                                                 Page No.
-------                                                                 --------

31.1    Chief Executive Officer's Certification, pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002.                           13 - 14

31.2    Chief Financial Officer's Certification, pursuant to Section
        302 of the Sarbanes-Oxley Act of 2002.                           15 - 16

32      Certification of Chief Executive Officer and Chief Financial
        Officer, pursuant to 18 U.S.C. Section 1350, as adopted
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.         17

99      Supplementary Information Required Pursuant to Section 9.4
        of the Partnership Agreement.                                      18


                                    12 of 18