Form 10QSB
period 2005-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2005-08-11
CIK 315275

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

          Issuer's telephone number, including area code (617) 570-4600

Indicate by check mark whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|


                                    1 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                        June 30, 2005  December 31,
                                                         (Unaudited)      2004
                                                        -------------  ------------
Assets

Real estate at cost, net of accumulated
      depreciation of $740 (2005) and $720 (2004)        $        365  $        385

Cash and cash equivalents                                         291         3,938

Other assets                                                       10            15

Other assets of discontinued operations                            --            34
                                                         ------------  ------------

         Total Assets                                    $        666  $      4,372
                                                         ============  ============

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                    $         27  $         27
Liabilities of discontinued operations                              7            --
Distributions payable to partners                                  --         3,612
                                                         ------------  ------------

         Total Liabilities                                         34         3,639
                                                         ------------  ------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                 1,209         1,310
General Partners' Deficit                                        (577)         (577)
                                                         ------------  ------------

         Total Partners' Capital                                  632           733
                                                         ------------  ------------

         Total Liabilities and Partners' Capital         $        666  $      4,372
                                                         ============  ============

                       See notes to financial statements.


                                    2 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                            For The Three Months Ended    For The Six Months Ended
                                                              June 30,      June 30,       June 30,      June 30,
                                                                2005          2004           2005          2004
                                                              ---------     ---------      ---------     ---------
Income:

Rental income                                                 $      27     $      60      $      87     $     120
Miscellaneous income                                                  1            --              1            --
Interest on short-term investments                                    2            --             10             1
                                                              ---------     ---------      ---------     ---------

       Total income                                                  30            60             98           121
                                                              ---------     ---------      ---------     ---------

Expenses:

Depreciation                                                         10            10             20            19
Management fees                                                      --             1              1             2
Operating Expenses                                                   12            --             12            --
General and administrative                                           36            32             67            56
                                                              ---------     ---------      ---------     ---------

       Total expenses                                                58            43            100            77
                                                              ---------     ---------      ---------     ---------

(Loss) income from continuing operations                            (28)           17             (2)           44
                                                              ---------     ---------      ---------     ---------

Discontinued operations:

Income from discontinued operations                                  --            51             --           127
                                                              ---------     ---------      ---------     ---------

Net (loss) income                                             $     (28)    $      68      $      (2)    $     171
                                                              =========     =========      =========     =========

Net (loss) income allocated to general partners               $      (2)    $       5      $      --     $      14
                                                              =========     =========      =========     =========

(Loss) income from continuing operations allocated
    to limited partners                                       $     (26)    $      16      $      (2)    $      40

Income from discontinued operations allocated
    to limited partners                                              --            47             --           117
                                                              ---------     ---------      ---------     ---------
Net (loss) income allocated to limited partners               $     (26)    $      63      $      (2)    $     157
                                                              =========     =========      =========     =========

(Loss) income from continuing operations per
    Unit of Limited Partnership Interest                      $   (0.57)    $    0.35      $   (0.04)    $    0.88
Income from discontinued operations per
    Unit of Limited Partnership Interest                             --          1.03             --          2.56
                                                              ---------     ---------      ---------     ---------

Net (loss) income per Unit of Limited Partnership Interest    $   (0.57)    $    1.38      $   (0.04)    $    3.44
                                                              =========     =========      =========     =========

Distributions per Unit of Limited Partnership Interest        $      --     $    3.64      $    2.16     $    7.28
                                                              =========     =========      =========     =========

                       See notes to financial statements.


                                    3 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005


Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                               Units of
                                Limited       General       Limited      Total
                              Partnership    Partners'     Partners'   Partners'
                               Interest       Deficit       Capital     Capital
                              -----------    ---------     ---------   ---------

Balance - January 1, 2005        45,646       $  (577)      $ 1,310     $   733

    Distributions                    --            --           (99)        (99)

    Net loss                         --            --            (2)         (2)
                                -------       -------       -------     -------

Balance - June 30, 2005          45,646       $  (577)      $ 1,209     $   632
                                =======       =======       =======     =======

                       See notes to financial statements.


                                    4 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005


Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                           For The Six Months Ended
                                                                         June 30, 2005    June 30, 2004
                                                                         -------------    -------------
Cash Flows From Operating Activities:

Continuing Operations
     (Loss) income from continuing operations                             $       (2)      $       44
     Adjustments to reconcile (loss) income from continuing
       operations to net cash provided by continuing operations:
         Depreciation                                                             20               19

     Changes in assets and liabilities:
         Decrease (increase) in other assets                                       5              (12)
         Decrease in accounts payable and accrued expenses                        --               (1)
                                                                          ----------       ----------

         Net cash provided by continuing operations                               23               50
                                                                          ----------       ----------

Discontinued Operations
     Income from discontinued operations                                          --              127
     Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
         Depreciation                                                             --               23
         Amortization                                                             --               12

     Change in assets and liabilities of discontinued operations:
         Decrease in other assets of discontinued operations                      34               32
         Increase (decrease) in liabilities of discontinued operations             7              (53)
                                                                          ----------       ----------

         Net cash provided by discontinued operations                             41              141
                                                                          ----------       ----------

     Net cash provided by operating activities                                    64              191
                                                                          ----------       ----------

Cash Flows From Financing Activities:

     Cash distributions                                                       (3,711)            (428)
                                                                          ----------       ----------

     Cash used in financing activities                                        (3,711)            (428)
                                                                          ----------       ----------

Net decrease in cash and cash equivalents                                     (3,647)            (237)

Cash and cash equivalents, beginning of period                                 3,938              762
                                                                          ----------       ----------

Cash and cash equivalents, end of period                                  $      291       $      525
                                                                          ==========       ==========

Supplemental Disclosure of Non-Cash Financing Activities

Accrued distributions to partners                                         $       --       $      166
                                                                          ==========       ==========

                       See notes to financial statements.


                                    5 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

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

      The results of operations for the six and three months ended June 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

2. Related Party Transactions

      Management fees earned by an affiliate of the Managing General Partner totaled $1,000 and $5,000 ($3,000 of which is included in discontinued operations for 2004) during the six months ended June 30, 2005 and June 30, 2004, respectively.

3. Property Matters

      The general partner has been marketing the Partnership's two remaining properties for sale. At present, the Partnership has not entered into any contracts for the sale of its two remaining properties and there can be no assurance that these marketing efforts will result in sales of these remaining properties.


                                    6 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

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

      Liquidity and Capital Resources

      The Partnership continues to hold an interest in two properties, one of which is leased to a tenant pursuant to a net lease; and one of which is vacant. The Partnership's primary source of liquidity is its rental income from its leased property. The lease term with respect to the Partnership's Mt. Pleasant, Iowa property expired on March 31, 2005 and the lease term with respect to the Partnership's Nebraska City, Nebraska property expires December 22, 2005, subject to the tenant exercising its right to extend the lease for up to three additional five-year terms. Pursuant to the term of the Nebraska City, Nebraska lease, the tenant is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes. Until the Partnership is able to sell or re-let its Mt. Pleasant, Iowa property, if at all, the Partnership will be responsible for all of the operating expenses and capital expenditures at the property and, if either the tenant does not extend the term of the lease at the Nebraska City, Nebraska property or the Partnership is unable to sell or re-let the Nebraska City, Nebraska property, the Partnership will become responsible for all of the operating expenses and capital expenditures at the property, in each case, without any corresponding revenue which will negatively impact the Partnership's operations and liquidity as reserves will be required to be used to satisfy such costs. There can be no assurance that the Partnership will be able to sell or re-let one or both of the properties at a favorable price or rental rate.

      The general partner has been marketing the Partnership's remaining properties for sale. At present, the Partnership has not entered into any contracts for the sale of its two remaining properties and there can be no assurance that these marketing efforts will result in sales of these remaining properties.

      The level of liquidity based on cash and cash equivalents experienced a $3,647,000 decrease at June 30, 2005 as compared to December 31, 2004. The decrease was due to partner distributions (financing activity) of $3,711,000 which was partially offset by net cash provided by operating activities of $64,000. At June 30, 2005, the Partnership had $291,000 in cash reserves which has been invested primarily in money market mutual funds.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is now responsible for operating expenses, such as real estate taxes, insurance, building maintenance and utility expenses associated with the Mt. Pleasant, Iowa property.


                                    7 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      The Partnership has incurred $12,000 of such costs at the Mt. Pleasant, Iowa property during the six months ended June 30, 2005. If the tenant does not exercise its right to extend the lease term at the Nebraska City, Nebraska property, or the Partnership is unable to sell or re-let the property, the Partnership will be responsible for operating expenses and capital improvements at the property. The Partnership made cash distributions of $3,711,000 ($81.30 per unit) to the limited partners during the six months ended June 30, 2005.

      Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of the properties. The Partnership does not presently have plans for capital improvements at either of its two remaining properties.

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

      Results of Operations

      Net income decreased by $173,000 for the six months ended June 30, 2005 as compared to 2004 due primarily to a decrease in income from discontinued operations of $127,000 as well as a decrease in income from continuing operations of $46,000.

      Income from continuing operations decreased by $46,000 for the six months ended June 30, 2005 as compared to 2004 due to a decrease in income of $23,000 and an increase in expenses of $23,000. The increase in expenses was attributable to an increase in various general and administrative expenses of $11,000 and an increase in operating expenses at the Mt. Pleasant, Iowa property of $12,000 as a result of the property becoming vacant. Income decreased due to a decrease in rental income of $33,000, which was partially offset by an increase in interest on short-term investments of $9,000 and an increase in miscellaneous income of $1,000. The decrease in rental income was due to the tenant at the Partnership's Mt. Pleasant, Iowa property not renewing their lease when it expired on March 31, 2005, causing the property to become vacant.

      Income from discontinued operations decreased by $127,000 for the six months ended June 30, 2005 as compared to 2004 as a result of the sale of its Victoria,Texas property in October 2004. There were no property sales during the six months ended June 30, 2005.


                                    8 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

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


                                    9 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Part II - Other Information


Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                        Dated: August 11, 2005


                                    11 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2005

Exhibit Index


Exhibit                                                                 Page No.

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