Form 10QSB
period 2005-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2005-11-15
CIK 315275

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
                    ----------------------------------------
        (Exact name of Small Business Issuer as specified in its charter)

        Massachusetts                                     04-2693546
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                   02114-9507
---------------------------------------     ------------------------------------
(Address of principal executive office)                   (Zip Code)

          Issuer's telephone number, including area code (617) 570-4600

Indicate by check mark whether Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                                     1 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                     September 30, 2005      December 31,
                                                         (Unaudited)             2004
                                                     ------------------      ------------
Assets

Real estate at cost, net of accumulated
      depreciation of $749 (2005) and $720 (2004)        $      356           $      385
Cash and cash equivalents                                       265                3,938
Other assets                                                     31                   15
Other assets of discontinued operations                          --                   34
                                                         ----------           ----------

         Total Assets                                    $      652           $    4,372
                                                         ==========           ==========

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                    $       33           $       27
Liabilities of discontinued operations                            7                   --
Distributions payable to partners                                --                3,612
                                                         ----------           ----------

         Total Liabilities                                       40                3,639
                                                         ----------           ----------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units               1,191                1,310
General Partners' Deficit                                      (579)                (577)
                                                         ----------           ----------

         Total Partners' Capital                                612                  733
                                                         ----------           ----------

         Total Liabilities and Partners' Capital         $      652           $    4,372
                                                         ==========           ==========

                       See notes to financial statements.


                                    2 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                             For The Three Months Ended      For The Nine Months Ended
                                                            September 30,   September 30,   September 30,   September 30,
                                                                2005            2004            2005            2004
                                                            -------------   -------------   -------------   -------------
Income:

Rental income                                                 $     27        $     60        $    114        $    180
Miscellaneous income                                                --              --               1              --
Interest on short-term investments                                   1               1              11               2
                                                              --------        --------        --------        --------

         Total income                                               28              61             126             182
                                                              --------        --------        --------        --------

Expenses:

Depreciation                                                         9              10              29              29
Management fees                                                      1               1               2               3
Operating expenses                                                  11              --              23              --
General and administrative                                          27              27              94              83
                                                              --------        --------        --------        --------

         Total expenses                                             48              38             148             115
                                                              --------        --------        --------        --------

(Loss) income from continuing operations                           (20)             23             (22)             67
                                                              --------        --------        --------        --------

Discontinued operations:

Income from discontinued operations                                 --              80              --             207
                                                              --------        --------        --------        --------

Net (loss) income                                             $    (20)       $    103        $    (22)       $    274
                                                              ========        ========        ========        ========

Net (loss) income allocated to general partners               $     (2)       $      8        $     (2)       $     22
                                                              ========        ========        ========        ========

(Loss) income from continuing operations allocated
    to limited partners                                       $    (18)       $     21        $    (20)       $     62

Income from discontinued operations allocated
    to limited partners                                             --              74              --             190
                                                              --------        --------        --------        --------
Net (loss) income allocated to limited partners               $    (18)       $     95        $    (20)       $    252
                                                              ========        ========        ========        ========

(Loss) income from continuing operations per
    Unit of Limited Partnership Interest                      $  (0.39)       $   0.46        $  (0.44)       $   1.36
Income from discontinued operations per
    Unit of Limited Partnership Interest                            --            1.62              --            4.16
                                                              --------        --------        --------        --------

Net (loss) income per Unit of Limited Partnership Interest    $  (0.39)       $   2.08        $  (0.44)       $   5.52
                                                              ========        ========        ========        ========

Distributions per Unit of Limited Partnership Interest        $     --        $   3.64        $   2.16        $  10.92
                                                              ========        ========        ========        ========

                       See notes to financial statements.


                                    3 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)


                                  Units of
                                   Limited    General      Limited     Total
                                 Partnership Partners'    Partners'  Partners'
                                  Interest    Deficit      Capital    Capital
                                 ----------- ----------  ----------  ----------

Balance - January 1, 2005             45,646 $     (577) $    1,310  $      733

    Distributions                         --         --         (99)        (99)

    Net loss                              --         (2)        (20)        (22)
                                  ---------- ----------  ----------  ----------

Balance - September 30, 2005          45,646 $     (579) $    1,191  $      612
                                  ========== ==========  ==========  ==========

                       See notes to financial statements.


                                    4 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005


Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                   For The Nine Months Ended
                                                                                September 30,     September 30,
                                                                                    2005              2004
                                                                                -------------     -------------
Cash Flows From Operating Activities:

Continuing Operations
     (Loss) income from continuing operations                                    $      (22)       $       67
     Adjustments to reconcile (loss) income from continuing
       operations to net cash (used in) provided by continuing operations:
         Depreciation                                                                    29                29

     Changes in assets and liabilities:
         Increase in other assets                                                       (16)               (2)
         Increase (decrease) in accounts payable and accrued expenses                     6                (2)
                                                                                 ----------        ----------

         Net cash (used in) provided by continuing operations                            (3)               92
                                                                                 ----------        ----------

Discontinued Operations
     Income from discontinued operations                                                 --               207
     Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
         Depreciation                                                                    --                22
         Amortization                                                                    --                12

     Change in assets and liabilities of discontinued operations:
         Decrease in other assets of discontinued operations                             34                 8
         Increase in liabilities of discontinued operations                               7                54
                                                                                 ----------        ----------

         Net cash provided by discontinued operations                                    41               303
                                                                                 ----------        ----------

     Net cash provided by operating activities                                           38               395
                                                                                 ----------        ----------

Cash Flows From Financing Activities:

     Cash distributions                                                              (3,711)             (594)
                                                                                 ----------        ----------

     Cash used in financing activities                                               (3,711)             (594)
                                                                                 ----------        ----------

Net decrease in cash and cash equivalents                                            (3,673)             (199)

Cash and cash equivalents, beginning of period                                        3,938               762
                                                                                 ----------        ----------

Cash and cash equivalents, end of period                                         $      265        $      563
                                                                                 ==========        ==========

Supplemental Disclosure of Non-Cash Financing Activities

Accrued distributions to partners                                                $       --        $      166
                                                                                 ==========        ==========

                       See notes to financial statements.


                                    5 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

      The results of operations for the nine and three months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year.

2.    Related Party Transactions

      Management fees earned by an affiliate of the Managing General Partner totaled $2,000 and $7,000 ($4,000 of which is included in discontinued operations for 2004) during the nine months ended September 30, 2005 and September 30, 2004, respectively.

3.    Property Matters

      The general partner has been marketing the Partnership's two remaining properties for sale. At present, the Partnership has not entered into any contracts for the sale of its two remaining properties and there can be no assurance that these marketing efforts will result in sales of these remaining properties.


                                    6 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

      Liquidity and Capital Resources

      The Partnership continues to hold an interest in two properties, one of which is leased to a tenant pursuant to a net lease; and one of which is vacant. The Partnership's primary source of liquidity is its rental income from its leased property. The lease term with respect to the Partnership's Mt. Pleasant, Iowa property expired on March 31, 2005 and the lease term with respect to the Partnership's Nebraska City, Nebraska property expires December 22, 2005, subject to the tenant exercising its right to extend the lease for up to three additional five-year terms. In September 2005, the tenant notified the Partnership that it would exercise one of the options to extend through December 22, 2010. Pursuant to the term of the Nebraska City, Nebraska lease, the tenant is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes. Until the Partnership is able to sell or re-let its Mt. Pleasant, Iowa property, if at all, the Partnership will be responsible for all of the operating expenses and capital expenditures at the property. There can be no assurance that the Partnership will be able to sell or re-let one or both of the properties at a favorable price or rental rate.

      The general partner has been marketing the Partnership's remaining properties for sale. At present, the Partnership has not entered into any contracts for the sale of its two remaining properties and there can be no assurance that these marketing efforts will result in sales of these remaining properties.

      The level of liquidity based on cash and cash equivalents experienced a $3,673,000 decrease at September 30, 2005 as compared to December 31, 2004. The decrease was due to partner distributions (financing activity) of $3,711,000 which was partially offset by net cash provided by operating activities of $38,000. At September 30, 2005, the Partnership had $265,000 in cash reserves which has been invested primarily in money market mutual funds.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, the Partnership is now responsible for operating expenses, such as real estate taxes, insurance, building maintenance and utility expenses associated with the Mt. Pleasant, Iowa property. The Partnership has incurred $23,000 of such costs at the Mt. Pleasant, Iowa property during the nine months ended September 30, 2005. The Partnership made cash distributions of $3,711,000 ($81.30 per unit) to the limited partners during the nine months ended September 30, 2005.


                                    7 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

      Results of Operations

      Net income decreased by $296,000 for the nine months ended September 30, 2005 as compared to 2004 due primarily to a decrease in income from discontinued operations of $207,000 as well as a decrease in income from continuing operations of $89,000.

      Income from continuing operations decreased by $89,000 for the nine months ended September 30, 2005 as compared to 2004 due to a decrease in income of $56,000 and an increase in expenses of $33,000. The increase in expenses was attributable to an increase in various general and administrative expenses of $11,000 and an increase in operating expenses at the Mt. Pleasant, Iowa property of $23,000 as a result of the property becoming vacant, which were partially offset by a decrease in management fees of $1,000. Income decreased due to a decrease in rental income of $66,000, which was partially offset by an increase in interest on short-term investments of $9,000 and an increase in miscellaneous income of $1,000. The decrease in rental income was due to the tenant at the Partnership's Mt. Pleasant, Iowa property not renewing its lease when it expired on March 31, 2005, causing the property to become vacant.

      Income from discontinued operations decreased by $207,000 for the nine months ended September 30, 2005 as compared to 2004 as a result of the sale of its Victoria,Texas property in October 2004. There were no property sales during the nine months ended September 30, 2005.

      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.


                                    8 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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


                                    9 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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

                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                        Dated: November 11, 2005


                                    11 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2005

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