Form 10KSB
period 2005-12-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2006-03-31
CIK 315275

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the year ended December 31, 2005                  Commission File No. 0-9684

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

          Issuer's telephone number including area code (617) 570-4600

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Units of Limited Partnership Interest
                      -------------------------------------
                                (Title of Class)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Issuer's revenues for its most recent fiscal year were $156,000.

No market for the Limited Partnership Units exists and therefore, a market value for such Units cannot be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

      Certain matters discussed herein are forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. Certain, but not necessarily all, of such forward-looking statements can be identified by the use of forward-looking terminology, such as "believes," "expects," "will," "should," "estimates," or "anticipates," or the negative thereof or other variations thereof or comparable terminology. All forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual transactions, results, performance or achievements to be materially different from any future transactions, results, performance or achievements expressed or implied by such forward- looking statements. Although we believe the expectations reflected in such forward-looking statements are based upon reasonable assumptions, we can give no assurance that our expectations will be attained or that any deviations will not be material. We disclaim any obligations or undertaking to publicly release any updates or revisions to any forward-looking statement contained in this annual report on Form 10-KSB to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

      In December 1981, the Partnership completed its investment of the net proceeds of the Limited Partners' capital contributions, other than approximately $200,000 originally set aside as reserves, in 18 real properties. The Partnership's reserves at December 31, 2005, net of accounts payable, accrued expenses and distributions payable to partners is approximately $201,000 which is invested in money market instruments. Sixteen of the Partnership's 18 original properties have been sold since inception including one in October 2004. See Item 2, "Description of Properties" for a description of the Partnership's remaining properties. In addition, the Partnership acquired in 1996 the vacant parcel of land adjacent to its Mt. Pleasant property.

      Pursuant to the terms of the Partnership Agreement, so long as limited partners have received aggregate distributions from inception equal to 8% of their capital contributions, the general partner is entitled to receive distributions in an amount equal to 8% of the total distributions paid to the limited partners. Distributions of sale proceeds will be made as a partial return of capital. Pursuant to the Partnership's partnership agreement, sale proceeds are distributed 100% to limited partners until they have received their $500 per unit original capital contribution. At December 31, 2005, limited partners had received a return of capital equal to $392.25.

Property Matters

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the Managing General Partner has been marketing the Partnership's remaining properties for sale. The Partnership continues to hold an interest in two properties, one of which is leased to a tenant pursuant to a net lease; and one of which is vacant. In March 2006, the Partnership entered into a contract to sell the Mt. Pleasant, Iowa property, subject to the buyer's due diligence. There can be no assurance that the purchaser will consummate the sale of this property. If the property is sold, it is anticipated that the sale will occur in the second quarter of 2006. There can be no assurance that the Partnership will be able to sell or re-let one or both of the properties at a favorable price or rental rate.

      Hobby Lobby Creative Center/Consolidated Stores, Victoria, Texas. In October 2004, the Partnership sold its Victoria, Texas property to an unaffiliated third party for $3,750,000. The Partnership received net proceeds of $3,514,000 after payment of closing costs of $236,000. The Partnership recognized a gain for financial reporting purposes of $1,621,000.

      Duckwall-Alco Stores, Nebraska City, Nebraska. During September 2005, the tenant exercised the option to extend the lease for five years at the same rental rates. The lease will expire on December 22, 2010 subject to the tenant's right to extend the term for two additional five-year terms.

      Experian Services Corporation, Mt. Pleasant, Iowa. On March 31, 2005, the tenant vacated the property. The Partnership is attempting to sell or release the space. Until the Partnership is able to sell or re-let its Mt. Pleasant, Iowa property, if at all, the Partnership will be responsible for all of the operating expenses and capital expenditures at the property. In March 2006, the Partnership entered into a contract to sell this property, subject to the buyer's due diligence. There can be no assurance that the purchaser will consummate the sale of this property. If the property is sold, it is anticipated that the sale will occur in the second quarter of 2006.

Employees

      The Partnership does not have any employees. Services are performed for the Partnership by its Managing General Partner, and by agents retained by the Managing General Partner, including affiliates of the General Partners.

Item 2. Description of Properties.

      A description of the Partnership's remaining properties is as follows. All of the Partnership's remaining properties are owned in fee.

                                                                                     Original
                                                 Date of       Total Cost of        Portfolio        Size Building/
Tenant/Location                                  Purchase     the Property(1)     Percentage(2)          Land(3)
---------------                                  --------     ---------------     -------------          -------
Vacant/Mt. Pleasant, Iowa                        12/24/80        $982,617               5              35,700/3.0
Duckwall-Alco Stores, Inc. Nebraska City,        12/24/80        $972,007               5              35,700/2.0
     Nebraska

(1)   Includes acquisition fees and expenses.
(2) Represents the percentage of original cash invested in the individual property of the total cash invested in all properties.
(3)   Building size is in square feet, land size is in acres.

      The Partnership owns the fee interest in each of these properties free of any mortgages. Each of the properties is commercial or industrial in nature. The Nebraska City property is triple net leased to a single tenant and the Mt. Pleasant, Iowa property is vacant. The tenant at the Nebraska City property under the lease has exclusive control over the day-to-day business operations conducted at the property as well as decisions with respect to the initiation of any development or renovations at the property. The Partnership has limited approval rights over any such renovation programs proposed by the tenant. The Partnership has no responsibility for any maintenance, repairs or improvements associated with this property. In addition, the tenant is responsible for all insurance requirements and the payment of real estate taxes directly to the taxing authorities. The Partnership believes that this property is adequately covered by insurance. Until the Partnership is able to sell or re-let its Mt. Pleasant, Iowa property, if at all, the Partnership will be responsible for all of the operating expenses and capital expenditures at the property.

      Tenants with 2005 rental payments received, including percentage rents, of 10% or more of the Partnership's total rental revenue, are as follows:
Duckwall-Alco Stores, Nebraska City, Nebraska 77% and Experian Services Corporation, Mt. Pleasant, Iowa 23%.

      The following table sets forth the tenant, business conducted by the tenant, expiration date of the lease term, renewal options and the 2005 annual base rent received for the leases at the Partnership's remaining properties:

                Tenant                       Business of            Lease            Renewal          2005 Annual
           Property/Location                   Tenant            Expiration         Option (1)         Base Rent
           -----------------                   ------            ----------         ----------         ---------
Vacant (3)                               Retail Dept. Store        3-31-2005             --           $32,113

Duckwall-Alco Stores, Inc. / Nebraska    Retail Dept. Store       12-22-2010         2-5 years        $109,200(2)
     City, Nebraska

(1) The first number represents the number of renewal options. The second number represents the length of each option.
(2) Additional percentage rent of $300, representing a percentage of store sales was received in 2005.
(3)   Lease not renewed. Property became vacant March 31, 2005.

      Set forth below is a table showing the gross carrying value, accumulated depreciation and federal tax basis of each of the Partnership's properties as of December 31, 2005:

                                     Gross
                                    Carrying         Accumulated                                          Federal
          Property                  Value(1)       Depreciation(1)        Rate           Method          Tax Basis
          --------                  --------       ---------------        ----           ------          ---------
Mt. Pleasant, Iowa                  $525,000           $363,000         5/40 yr.           S/L            $250,427
Nebraska City, Nebraska             $580,000           $396,000         5/40 yr.           S/L            $236,245

(1) As accounted for under Statement of Financial Accounting Standards No. 13, the property had previously been accounted for under the financing method. The gross carrying value represents the lower of the fair market value or the residual value at the date of implementation of operating lease accounting.

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

      As of March 1, 2006, there were 1,399 holders of 45,646 outstanding Units.

      The Partnership's partnership agreement requires that any Cash Available for Distribution (as defined therein) be distributed quarterly to the Partners in specified proportions and priorities. There are no restrictions on the Partnership's present or future ability to make distributions of Cash Available for Distribution. During the years ended December 31, 2005 and 2004, the Partnership made the following cash distributions with respect to the Units to holders thereof as of the dates set forth below in the amounts set forth opposite such dates:

                                                        Amount of
        Distribution with Respect to                  Distribution
        Quarter Ended                                   Per Unit
        -------------                                   --------
                                                2005                2004
                                                ----                ----

        March 31                              $   2.16            $   3.64
        June 30                                   --                  3.64
        September 30                              --                  3.64
        December 31                               --                 79.14

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

      Over the past few years many companies have begun making "mini-tenders" (offers to purchase an aggregate of less than 5% of the total outstanding units) for limited partnership interests in the Partnership. Pursuant to the rules of the Securities and Exchange Commission, when a tender offer is commenced for Units the Partnership is required to provide limited partners with a statement setting forth whether it believes limited partners should tender or whether it is remaining neutral with respect to the offer. Unfortunately, although the Securities and Exchange Commission has stated that a copy of any offer should be sent by the bidder to the Partnership, the rules of the Securities and Exchange Commission do not require that the bidders in certain tender offers provide the Partnership with a copy of their offer. As a result, the Managing General Partner often does not become aware of such offers until shortly before they are scheduled to expire or even after they have expired. Accordingly, the Managing General Partner does not have sufficient time to advise you of its position on the tender. In this regard, please be advised that pursuant to the discretionary right granted to the Managing General Partner in the Partnership Agreement to reject any transfers of units, the Managing General Partner will not permit the transfer of any Unit in connection with a tender offer if: (i) the Partnership is not provided with a copy of the bidder's offering materials, including amendments thereto, simultaneously with their distribution to the limited partners; (ii) the offer does not provide for withdrawal rights at any time prior to the expiration date of the offer and, if payment is not made by the bidder within 60 days of the date of the offer, after such 60 day period; and (iii) the offer is not open for at least 20 business days and, if a material change is made to the offer, for at least 10 business days following such change.

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

Liquidity and Capital Resources

      The Partnership continues to hold an interest in two properties, one of which is leased to a tenant pursuant to a net lease; and one of which is vacant. The Partnership's primary source of liquidity is its rental income from its leased property. The lease term with respect to the Partnership's Mt. Pleasant, Iowa property expired on March 31, 2005 and the lease term with respect to the Partnership's Nebraska City, Nebraska property expires December 22, 2010, subject to the tenant exercising its right to extend the lease for up to two additional five-year terms. Pursuant to the term of the Nebraska City, Nebraska lease, the tenant is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes. Until the Partnership is able to sell or re-let its Mt. Pleasant, Iowa property, if at all, the Partnership will be responsible for all of the operating expenses and capital expenditures at the property. There can be no assurance that the Partnership will be able to sell or re-let one or both of the properties at a favorable price or rental rate. In this regard, it is unlikely that the Partnership will make any further distributions to its partners until such time as a property is sold or the Nebraska City property is relet.

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the Managing General Partner has been marketing the Partnership's remaining properties for sale. In this regard, in October 2004, the Partnership sold its Victoria, Texas property to an unaffiliated third party for $3,750,000. The Partnership received net proceeds of $3,514,000 after payment of closing costs of $236,000. The Partnership recognized a gain for financial reporting purposes of $1,621,000. The Partnership distributed the net proceeds received from the sale in the first quarter of 2005. In March 2006, the Partnership entered into a contract to sell the Mt. Pleasant, Iowa property, subject to the buyer's due diligence. There can be no assurance that the purchaser will consummate the sale of this property. If the property is sold, it is anticipated that the sale will occur in the second quarter of 2006.

      The level of liquidity based on cash and cash equivalents experienced a $3,691,000 decrease at December 31, 2005 as compared to December 31, 2004. The decrease was due to net cash used in financing activities of $3,711,000 which consisted of partner distributions, which were slightly offset by net cash provided by operating activities of $20,000. Net cash provided by operating activities consists of net cash provided by discontinued operations of $41,000 and net cash used in continuing operations of $21,000. During the year ended December 31, 2005, the Partnership made cash distributions of $3,711,000 ($81.30 per unit) to its limited partners. At December 31, 2005, the Partnership had $247,000 in cash reserves which has been invested primarily in money market mutual funds.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, during 2005, the Partnership became responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the Mt. Pleasant property. The Partnership's rental and interest income was sufficient at December 31, 2005, and is expected to be sufficient until expiration of the remaining lease, to pay all of the Partnership's operating expenses.

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

Recently Issued Accounting Standards and Pronouncements

      In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143," which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition.The Partnership adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale of any properties.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of SFAS No. 154 will have a material effect on the Partnership's financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of the consensus in EITF 04-5 will have a material effect on the Partnership's financial statements.

Results of Operations

      Net income decreased by $1,878,000 for the year ended December 31, 2005 as compared to 2004 due to a decrease in income from discontinued operations of $1,732,000 and a decrease in income from continuing operations of $146,000.

      Income from continuing operations decreased by $146,000 for the year ended December 31, 2005 as compared to 2004 due to a decrease in income of $98,000 and an increase in expenses of $48,000. Income decreased due to a decrease in rental income of $97,000 and a decrease in interest on short-term investments of $2,000, which were slightly offset by an increase in miscellaneous income of $1,000. The decrease in rental income was due to the Mt. Pleasant, Iowa property becoming vacant on March 31, 2005. The increase in expenses was attributable to increases in various general and administrative expenses and operating expenses of $13,000 and $37,000 respectively, which were partially offset by a decrease in management fees of $2,000. Operating expenses increased by $37,000 due to the Mt. Pleasant, Iowa property becoming vacant on March 31, 2005.

      Income from discontinued operations decreased by $1,732,000 for the year ended December 31, 2005 as compared to 2004 due to a decrease in income from operations of sold properties of $1,732,000. There were no property sales during 2005. For the year ended December 31, 2004, income from discontinued operations of $1,732,000 consisted of rental income of $259,000, net of expenses of $148,000 and a gain on sale of property of $1,621,000.

Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.

Item 7. Financial Statements

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                              FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2005 AND 2004

                                      INDEX

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm ......................12

Financial Statements:

Balance Sheets as of December 31, 2005 and 2004...............................13

Statements of Operations for the Years Ended
     December 31, 2005 and 2004...............................................14

Statements of Partners' Capital for the Years Ended
     December 31, 2005 and 2004...............................................15

Statements of Cash Flows for the Years Ended
     December 31, 2005 and 2004...............................................16

Notes to Financial Statements.................................................17

             Report of Independent Registered Public Accounting Firm

To the Partners
Winthrop Partners 80 Limited Partnership

We have audited the accompanying balance sheets of Winthrop Partners 80 Limited Partnership (a Massachusetts limited partnership) (the "Partnership") as of December 31, 2005 and 2004, and the related statements of operations, partners' capital and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winthrop Partners 80 Limited Partnership as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Imowitz Koenig & Co., LLP

New York, New York
January 31, 2006

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                       DECEMBER 31,
                                                              ------------------------------

                                                                  2005              2004
                                                              ------------      ------------
ASSETS

Real estate at cost, net of accumulated depreciation
      of $759 (2005) and $720 (2004)                          $        346      $        385

Cash and cash equivalents                                              247             3,938

Other assets                                                            42                15

Other assets of discontinued operations                                 --                34
                                                              ------------      ------------

            Total Assets                                      $        635      $      4,372
                                                              ============      ============

LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

Accounts payable and accrued expenses                         $         39      $         27
Liabilities of discontinued operations                                   7                --
Distributions payable to partners                                       --             3,612
                                                              ------------      ------------

            Total Liabilities                                           46             3,639
                                                              ------------      ------------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                      1,170             1,310
General Partners' Deficit                                             (581)             (577)
                                                              ------------      ------------

            Total Partners' Capital                                    589               733
                                                              ------------      ------------

            Total Liabilities and Partners' Capital           $        635      $      4,372
                                                              ============      ============

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                      YEARS ENDED DECEMBER 31,
                                                                    ----------------------------

                                                                        2005             2004
                                                                    -----------      -----------
Income:

Rental income                                                       $       142      $       239
Miscellaneous income                                                          1               --
Interest on short-term investments                                           13               15
                                                                    -----------      -----------

         Total income                                                       156              254
                                                                    -----------      -----------

Expenses:

Depreciation                                                                 39               39
Management fees                                                               2                4
Operating expenses                                                           37               --
General and administrative                                                  123              110
                                                                    -----------      -----------

         Total expenses                                                     201              153
                                                                    -----------      -----------

(Loss) income from continuing operations                                    (45)             101
                                                                    -----------      -----------

Discontinued operations:

Income from discontinued operations                                          --              111
Gain on sale of properties                                                   --            1,621
                                                                    -----------      -----------

Income from discontinued operations                                          --            1,732
                                                                    -----------      -----------

Net (loss) income                                                   $       (45)     $     1,833
                                                                    ===========      ===========

Net (loss) income allocated to general partners                     $        (4)     $        33
                                                                    ===========      ===========

(Loss) income from continuing operations allocated
    to limited partners                                             $       (41)     $        93

Income from discontinued operations allocated
    to limited partners                                                      --            1,707
                                                                    -----------      -----------
Net (loss) income allocated to limited partners                     $       (41)     $     1,800
                                                                    ===========      ===========

(Loss) income from continuing operations per
    Unit of Limited Partnership Interest                            $     (0.90)     $      2.04
Income from discontinued operations per
    Unit of Limited Partnership Interest                                     --            37.39
                                                                    -----------      -----------

Net (loss) income per Unit of Limited Partnership Interest          $     (0.90)     $     39.43
                                                                    ===========      ===========

Distributions per Unit of Limited Partnership Interest              $      2.16      $     90.06
                                                                    ===========      ===========

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                         STATEMENTS OF PARTNERS' CAPITAL
                     YEARS ENDED DECEMBER 31, 2005 AND 2004
                        (In Thousands, Except Unit Data)

                                       Units of
                                        Limited          General           Limited            Total
                                      Partnership       Partners'         Partners'         Partners'
                                       Interest          Deficit           Capital           Capital
                                     ------------     ------------      ------------      ------------
Balance - January 1, 2004                  45,646     $       (610)     $      3,620      $      3,010

    Distributions                              --               --            (4,110)           (4,110)
    Net income                                 --               33             1,800             1,833
                                     ------------     ------------      ------------      ------------

Balance - December 31, 2004                45,646             (577)            1,310               733

    Distributions                              --               --               (99)              (99)
    Net loss                                   --               (4)              (41)              (45)
                                     ------------     ------------      ------------      ------------

Balance - December 31, 2005                45,646     $       (581)     $      1,170      $        589
                                     ============     ============      ============      ============

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                   YEARS ENDED DECEMBER 31,
                                                                                ------------------------------
                                                                                    2005              2004
                                                                                ------------      ------------
Cash Flows From Operating Activities:

Continuing Operations:
     (Loss) income from continuing operations                                   $        (45)     $        101
     Adjustments to reconcile (loss) income from continuing operations to net cash (used in) provided by continuing operations:
        Depreciation                                                                      39                39

     Changes in assets and liabilities:
        Increase in other assets                                                         (27)               (6)
        Increase in accounts payable and accrued expenses                                 12                 6
                                                                                ------------      ------------

        Net cash (used in) provided by continuing operations                             (21)              140
                                                                                ------------      ------------

Discontinued Operations:
     Income from discontinued operations                                                  --             1,732
     Adjustments to reconcile income from discontinued operations to net cash provided by discontinued operations:
        Depreciation                                                                      --                22
        Amortization                                                                      --                80
        Gain on sale of properties                                                        --            (1,621)
     Changes in assets and liabilities of discontinued operations:
        Decrease in other assets of discontinued operations                               34               128
        Increase (decrease) in liabilities of discontinued operations                      7               (59)
                                                                                ------------      ------------

        Net cash provided by discontinued operations                                      41               282
                                                                                ------------      ------------

     Net cash provided by operating activities                                            20               422
                                                                                ------------      ------------

Cash Flows From Investing Activities

        Net proceeds from sale of properties-discontinued operations                      --             3,514
                                                                                ------------      ------------

        Cash provided by investing activities                                             --             3,514
                                                                                ------------      ------------

Cash Flows From Financing Activities:

     Cash distributions                                                               (3,711)             (760)
                                                                                ------------      ------------

     Cash used in financing activities                                                (3,711)             (760)
                                                                                ------------      ------------

Net (decrease) increase in cash and cash equivalents                                  (3,691)            3,176

Cash and cash equivalents, beginning of year                                           3,938               762
                                                                                ------------      ------------

Cash and cash equivalents, end of year                                          $        247      $      3,938
                                                                                ============      ============

Supplemental Disclosure of Non-Cash Financing Activities

Accrued distributions to partners                                               $         --      $      3,612
                                                                                ============      ============

                       See Notes to Financial Statements.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization

      Winthrop Partners 80 Limited Partnership (the "Partnership") was organized under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts on February 5, 1980 for the purpose of owning and leasing commercial and industrial real properties. The Partnership owns two properties which are located in Iowa and Nebraska. The Nebraska property is leased to one tenant under a net lease agreement and the Iowa property has been vacant since March 31, 2005.

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

      Leases

      The Partnership leases its real properties and accounts for such leases in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases", as amended. This statement sets forth specific criteria for determining whether a lease should be accounted for as a financing lease or an operating lease. At December 31, 2005 and 2004, all of the Partnership's leases are accounted for under the operating method. Under this method, revenue is recognized as rentals become due. Expenses (including depreciation) are charged to operations as incurred.

      Percentage Rent

      The Partnership has entered into a lease that provides for a minimum annual rent plus additional rent based on percentages of sales at the applicable property ("percentage rent"). This percentage rent is recorded when earned. For the years ended December 31, 2005 and 2004, the Partnership received percentage rent totaling approximately $300 and $2,000, respectively.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

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

      Depreciation

      Component depreciation on real estate is computed using the straight-line method over the estimated useful life of each class of asset, which ranges from 5 to 40 years. The cost of the properties represents the purchase price of the properties plus acquisition and closing costs, or, to the extent that the property had previously been accounted for under the financing method, the depreciable base is the lower of the fair market value or the residual value at the date of implementation of operating lease accounting.

      Cash and Cash Equivalents

      The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

      Fair Value of Financial Instruments

      The carrying amount of cash and cash equivalents and accounts payable approximates its fair value due to the short term nature of such instruments.

      Distributions to Partners

      The Partnership's distributions declared aggregated $99,000 ($2.16 per unit) and $4,110,000 ($90.06 per unit) to its limited partners for the years ended December 31, 2005 and 2004, respectively. There were no distributions to the general partners. The cash distributions due partners as of December 31, 2004 is recorded in the accompanying financial statements as a liability and a reduction of partner's capital.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Net (Loss) Income Per Limited Partnership Unit

      Net (loss) income per limited partnership unit is computed by dividing net
      (loss) income allocated to the limited partners by the 45,646 units outstanding.

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

      Segment Reporting

      The Partnership has one reportable segment, net leased commercial real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization and non-operating items.

      Recently Issued Accounting Standards and Pronouncements

      In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143," which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition.The Partnership adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the future sale of any properties.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      Recently Issued Accounting Standards and Pronouncements (Continued)

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impracticable to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of SFAS No. 154 will have a material effect on the Partnership's financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The Partnership does not believe that the adoption of the consensus in EITF 04-5 will have a material effect on the Partnership's financial statements.

2.    TRANSACTIONS WITH RELATED PARTIES

      One Winthrop Properties, Inc. ("One Winthrop" or the "Managing General Partner") and Linnaeus-Hampshire Realty Limited Partnership are the general partners of the Partnership. Winthrop Management LLC, an affiliate of One Winthrop, is entitled to annual property management fees equal to 1.5% of the excess of cash receipts over cash expenditures (excluding property management fees and capital expenditures) from each property managed by Winthrop Management LLC. Winthrop Management LLC earned $2,000 and $8,000 ($4,000 of which is included in discontinued operations for 2004) for managing the properties of the Partnership for the years ended December 31, 2005 and 2004, respectively.

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

2.    TRANSACTIONS WITH RELATED PARTIES (Continued)

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

      Affiliates of the general partners own approximately 23% of the outstanding limited partnership units. Distributions to these affiliates were approximately $22,000 and $929,000 for the years ended December 31, 2005 and 2004, respectively.

3.    REAL ESTATE

      Real estate, at cost, is summarized as follows:

                                                      December 31,
                                              ----------------------------
                                                 2005              2004
                                              ----------        ----------

      Land                                    $  131,000        $  131,000
      Commercial buildings                       974,000           974,000
      Accumulated depreciation                  (759,000)         (720,000)
                                              ----------        ----------

                                              $  346,000        $  385,000
                                              ==========        ==========

The following is a summary of the minimum anticipated future rental receipts excluding percentage rent by year, under the non-cancelable portion of the operating lease:

              2006......................................    $109,000
              2007......................................    $109,000
              2008......................................    $109,000
              2009......................................    $109,000
              2010......................................    $107,000

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

4.    SIGNIFICANT TENANTS

      For the year ended December 31, 2005, 77% of rental revenue was from its remaining tenant. For the year ended December 31, 2004 two tenants comprised 43% of the Partnership's rental revenue including discontinued operations. Each tenant represented 14% or more of rental revenue.

5.    PROPERTY MATTERS AND SALE OF PROPERTIES

      In light of the initial investment strategy of the Partnership, the current favorable real estate market and the remaining lease terms on the properties, the Managing General Partner has been marketing the Partnership's remaining properties for sale. In this regard, in October 2004, the Partnership sold its Victoria, Texas property to an unaffiliated third party for $3,750,000. The Partnership received net proceeds of $3,514,000 after payment of closing costs of $236,000. The Partnership recognized a gain for financial reporting purposes of $1,621,000. At present, the Partnership has not entered into any contracts for the sale of its two remaining properties and there can be no assurance that these marketing efforts will result in sales of these properties. The operations of the Partnership's Victoria, Texas property have been recorded as discontinued operations in the statement of operations for the year ended December 31, 2004.

      For the year ended December 31, 2004, income from discontinued operations of $1,732,000 consisted of rental income of $259,000, net of expenses of $148,000 and a gain on sale of property of $1,621,000. There were no property sales during the year ended December 31, 2005.

6.    TAXABLE (LOSS) INCOME

      The Partnership's taxable (loss) income for 2005 and 2004 differs from net
      (loss) income for financial reporting purposes, as follows:

                                                                 2005             2004
                                                              ----------       ----------
      Net (loss) income for financial reporting purposes      $  (45,000)      $1,833,000
          Depreciation                                            21,000           27,000
          Deferred rent                                               --           56,000
          Gain on sale of property                                    --          899,000
                                                              ----------       ----------

      Taxable (loss) income                                   $  (24,000)      $2,815,000
                                                              ==========       ==========

      Taxable (loss) income per Unit of Limited
         Partnership Interest                                 $    (0.48)      $    60.61
                                                              ==========       ==========

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                          NOTES TO FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2005 AND 2004

6.    TAXABLE (LOSS) INCOME (Continued)

      The net basis of the Partnership's assets and liabilities for tax reporting purposes is approximately $140,000 and $119,000 higher than the amount reported for financial statement purposes at December 31, 2005 and 2004, respectively.

Item 8. Changes in and Disagreements on Accounting and Financial

      There were no disagreements with Imowitz Koenig & Co., LLP regarding the 2005 or 2004 audits of the Partnership's financial statements.

Item 8A. Controls and Procedures

      As of the end of the period covered by this annual report on Form 10-KSB, an evaluation was carried out under the supervision and with the participation of the General Partner's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Registrant's disclosure controls and procedures (as such term is defined in Rule 13a-15 (e) under the Securities Exchange Act of 1934). Based on that evaluation, the General Partner's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Registrant's disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a- 15 (f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of our fiscal year ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

      None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

      The Partnership has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. As of March 1, 2006, the names of the directors and executive officers of the Managing General Partner and the position held by each of them are as follows:

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

      Mr. Ashner, age 53, has been the Chief Executive Officer of Winthrop Realty Partners, L.P. (formerly known as Winthrop Financial Associates, A Limited Partnership) and its affiliates ("Winthrop"), since January 1996. Mr. Ashner has served since January 2004 as the Chairman and Chief Executive Officer of Winthrop Realty Trust (formerly known as First Union Real Estate Equity and Mortgage Investments) ("WRT") and since July 2005 as the Chairman and Chief Executive Officer of Newkirk Realty Trust, Inc. ("Newkirk"), two real estate investment trusts listed on the New York Stock Exchange. Mr. Ashner served as a director and Chief Executive Officer of Shelbourne Properties I, Inc., Shelbourne Properties II, Inc. and Shelbourne Properties III, Inc. (collectively, the "Shelbourne Entities"), three real estate investment trusts, from August 2002 until their liquidation in April 2004. Mr. Ashner also serves on the Board of Directors of WRT, Newkirk, NBTY, Inc., manufacturers and distributor of nutritional supplements, Atlantic Coast Entertainment Holdings, Inc., an owner and operator of the Sands casino in Atlantic City, New Jersey

      Mr. Staples, age 50, has been has been with Winthrop since 1994 and has served as its Chief Financial Officer since January 1999. Mr. Staples also serves as the Chief Financial Officer of WRT and Newkirk, positions he has held since January 2004 and July 2005, respectively. Mr. Staples is a certified public accountant.

      Mr. Braverman, age 54, has been the Executive Vice President of Winthrop since January 1996. Mr. Braverman also serves as the President of WRT and Newkirk, positions he has held since January 2004 and July 2005, respectively. Mr. Braverman served as a director and Executive Vice President of each Shelbourne Entity from August 2002 until their liquidation in April 2004. Mr. Braverman also currently serves on the Board of Directors of WRT and Newkirk.

      Ms. Tiffany, age 39, has been the Chief Operating Officer of Winthrop since December 1997. Ms. Tiffany also serves as the President of WRT and Newkirk, positions she has held since January 2004 and July 2005, respectively. Ms. Tiffany served as the Chief Operating Officer of each Shelbourne Entity from August 2002 until their liquidation in April 2004.

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

      The Managing General Partner does not have a separate audit committee. As such, the officers of the Managing General Partner fulfill the functions of an audit committee. The Managing General Partner has determined that Thomas Staples meets the requirement of an "audit committee financial expert".

      The persons with authority over the Partnership are all employees of the Managing General Partner. The Managing General Partner has adopted a code of ethics that applies to such persons.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      (a) Security Ownership of Certain Beneficial Owners.

      No person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding Units at March 1, 2006, except Quadrangle Associates I L.L.C. ("Quadrangle"), an affiliate of the Managing General Partner, which owns 10,079.47 Units (approximately 22% of the total outstanding units) substantially all of which were acquired pursuant to its tender offer commenced on August 23, 1999. The principal office of Quadrangle is located at 7 Bulfinch Place, Suite 500, P.O. Box 9507, Boston, Massachusetts 02114. In addition, Winthrop Realty Partners L.P. owns 32 Units and WFC Realty owns 210 Units.

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

      (b) Security Ownership of Management.

      None of the partners of Winthrop Realty Partners L.P. nor the general partner, officers and directors of the General Partners owned any Units beneficially at March 1, 2006. Winthrop Realty Partners L.P. owns 32 Units, WFC Realty owns 210 Units and Quadrangle owns a total of 10,079.47 Units representing approximately 23% of the total Units. A number of these Units were acquired pursuant to a tender offer made by an affiliate of the General Partner. It is possible that this affiliate may make additional offers in the future.

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

      Winthrop Management, LLC is entitled to annual property management fees, equal to 1.5% of the excess of cash receipts over cash expenditures (excluding property management fees and capital expenditures) from each property it manages. For the years ended December 31, 2005 and 2004, Winthrop Management, LLC earned approximately $2,000 and $8,000, respectively, for managing the real properties of the Partnership.

      The General Partners are entitled to 8% of Cash Available for Distribution, subordinated to a cumulative, priority quarterly distribution to the Limited Partners. The General Partners are also entitled to 8% of Sale or Refinancing Proceeds, subordinated to certain priority distributions to the Limited Partners as provided for in the Partnership Agreement. For the years ended December 31, 2005 and 2004, the Partnership did not make distributions to the General Partners.

      Quadrangle, WFC Realty and Winthrop Realty Partners L.P. receive their proportionate share of Cash Available for Distribution with respect to their Units owned pursuant to Section 4.1 of the Partnership Agreement.

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

Item 14. Principal Accounting Fees and Services

      The Managing General Partner has reappointed Imowitz, Koenig & Co., LLP as independent auditors to audit the financial statements of the Partnership for 2006.

      Audit Fees. Imowitz, Koenig & Co., LLP billed the Partnership for audit fees of approximately $22,000 for both years ended December 31, 2005 and 2004.

      Audit Related Fees. Imowitz, Koenig & Co., LLP did not provide any audit related services to the Partnership for the years ended December 31, 2005 and 2004.

      Tax Fees. Imowitz, Koenig & Co., LLP billed the Partnership for tax services of approximately $15,000 for both years ended December 31, 2005 and 2004.

      Other Fees. Imowitz, Koenig & Co., LLP did not provide any other services to the Partnership for which the Partnership was billed during the years ended December 31, 2005 and 2004.

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

                                        WINTHROP PARTNERS 80 LIMITED PARTNERSHIP

                                        By: ONE WINTHROP PROPERTIES, INC.,
                                            Managing General Partner


                                            By: /s/ Michael Ashner
                                                --------------------------------
                                                Michael Ashner
                                                Chief Executive Officer

                                                Date: March 30, 2006

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the dates indicated.

Signature/Name                 Title                                   Date
--------------                 -----                                   ----


/s/ Michael Ashner             Chief Executive Officer            March 30, 2006
-----------------------        and Director
Michael Ashner


/s/ Thomas Staples             Chief Financial Officer            March 30, 2006
-----------------------
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