Form 10QSB
period 2006-03-31
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2006-05-12
CIK 315275

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether Small Business Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Small Business Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the Small Business Issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|


                                    1 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                   March 31, 2006   December 31,
                                                    (Unaudited)         2005
                                                     ----------      ----------
Assets

Real estate at cost, net of accumulated
  depreciation of $402 (2006) and $759 (2005)        $      178      $      346

Real estate held for sale, at cost, net of
  accumulated depreciation of $367 (2006)                   158              --

Cash and cash equivalents                                   234             247

Other assets                                                  5              42

Other assets of discontinued operations                      35              --
                                                     ----------      ----------

      Total Assets                                   $      610      $      635
                                                     ==========      ==========

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                $       25      $       39
Liabilities of discontinued operations                       29               7
                                                     ----------      ----------

      Total Liabilities                                      54              46
                                                     ----------      ----------

Partners' Capital:

Limited Partners -
  Units of Limited Partnership Interest,
  $500 stated value per Unit; authorized - 50,010
  Units; issued and outstanding - 45,646 Units            1,140           1,170
General Partners' Deficit                                  (584)           (581)
                                                     ----------      ----------

      Total Partners' Capital                               556             589
                                                     ----------      ----------

      Total Liabilities and Partners' Capital        $      610      $      635
                                                     ==========      ==========

                       See notes to financial statements.

                                    2 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                      For The Three Months Ended
                                                        March 31,      March 31,
                                                          2006           2005
                                                        --------       --------
Income:

Rental income                                           $     28       $     28
Interest on short-term investments                             1              8
                                                        --------       --------

      Total income                                            29             36
                                                        --------       --------

Expenses:

Depreciation                                                   5              5
Management fees                                                1              1
General and administrative                                    29             31
                                                        --------       --------

      Total expenses                                          35             37
                                                        --------       --------

Loss from continuing operations                               (6)            (1)
                                                        --------       --------

Discontinued operations:

(Loss) income from discontinued operations                   (27)            27
                                                        --------       --------

Net (loss) income                                       $    (33)      $     26
                                                        ========       ========

Net (loss) income allocated to general partners         $     (3)      $      2
                                                        ========       ========

Loss from continuing operations allocated
  to limited partners                                   $     (5)      $     (1)

(Loss) income from discontinued operations
  allocated to limited partners                              (25)            25
                                                        --------       --------

Net (loss) income allocated to limited partners         $    (30)      $     24
                                                        ========       ========

Loss from continuing operations per Unit of
  Limited Partnership Interest                          $  (0.11)      $  (0.02)

(Loss) income from discontinued operations per
  Unit of Limited Partnership Interest                     (0.55)          0.55
                                                        --------       --------

Net (loss) income per Unit of Limited
  Partnership Interest                                  $  (0.66)      $   0.53
                                                        ========       ========

Distributions per Unit of Limited
  Partnership Interest                                  $     --       $   2.16
                                                        ========       ========

                       See notes to financial statements.

                                    3 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Statement of Partners' Capital (Unaudited)
(In thousands, Except Unit Data)

                                    Units of
                                    Limited     General     Limited      Total
                                  Partnership  Partners'   Partners'   Partners'
                                    Interest    Deficit     Capital     Capital
                                  -----------  ---------   ---------  ----------

Balance - January 1, 2006             45,646   $   (581)   $  1,170   $     589

  Net loss                                --         (3)        (30)        (33)
                                    --------   --------    --------   ---------

Balance - March 31, 2006              45,646   $   (584)   $  1,140   $     556
                                    --------   --------    --------   ---------

                       See notes to financial statements.


                                    4 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                For The Three Months Ended
                                                                             March 31, 2006    March 31, 2005
                                                                             --------------    --------------
Cash Flows From Operating Activities:

Continuing Operations:
  Loss from continuing operations                                              $       (6)       $       (1)
  Adjustments to reconcile loss from continuing operations
    to net cash provided by continuing operations:
      Depreciation                                                                      5                 5

  Changes in assets and liabilities:
      Decrease in other assets                                                         --                 5
      Increase (decrease) in accounts payable and accrued expenses                      5                (4)
                                                                               ----------        ----------

      Net cash provided by continuing operations                                        4                 5
                                                                               ----------        ----------

Discontinued Operations:
  (Loss) income from discontinued operations                                          (27)               27
  Adjustments to reconcile (loss) income from discontinued operations to net cash (used in) provided by discontinued operations:
      Depreciation                                                                      5                 5
  Changes in assets and liabilities of discontinued operations:
      Decrease in other assets of discontinued operations                               2                33
      Increase in liabilities of discontinued operations                                3                 6
                                                                               ----------        ----------

      Net cash (used in) provided by discontinued operations                          (17)               71
                                                                               ----------        ----------

  Net cash (used in) provided by operating activities                                 (13)               76
                                                                               ----------        ----------

Cash Flows From Financing Activities:

  Cash distributions                                                                   --            (3,612)
                                                                               ----------        ----------

  Cash used in financing activities                                                    --            (3,612)
                                                                               ----------        ----------

Decrease in cash and cash equivalents                                                 (13)           (3,536)

Cash and cash equivalents, beginning of period                                        247             3,938
                                                                               ----------        ----------

Cash and cash equivalents, end of period                                       $      234        $      402
                                                                               ==========        ==========

Supplemental Disclosure of Non-Cash Financing Activities

Accrued distributions to partners                                              $       --        $       99
                                                                               ==========        ==========

                       See notes to financial statements.


                                    5 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

                          NOTES TO FINANCIAL STATEMENTS

1.    General

      The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 2005.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature. The balance sheet at December 31, 2005 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

2.    Related Party Transactions

      Management fees earned by an affiliate of the Managing General Partner totaled $1,000 for each of the three months ended March 31, 2006 and March 31, 2005.

3.    Property Matters

      In March 2006, the Partnership entered into a contract to sell its Mt. Pleasant, Iowa property, subject to the buyer's due diligence, which property is currently vacant. There can be no assurance that the purchaser will consummate the sale of this property. If the property is sold, it is anticipated that the sale will occur in the second quarter of 2006. There can be no assurance that the Partnership will be able to sell or re-let one or both of the properties at a favorable price or rental rate.

      The operations of the Partnership's Mt. Pleasant, Iowa property have been classified as discontinued operations for the three months ended March 31, 2006 and March 31, 2005. For the three months ended March 31, 2006, the loss from discontinued operations of $27,000 consisted of $27,000 of expenses, with no offsetting rental income. For the three months ended March 31, 2005, the income from discontinued operations consisted of rental income of $32,000, which was partially offset by expenses of $5,000.


                                    6 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

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

      Liquidity and Capital Resources

      The Partnership continues to hold an interest in two properties, one of which is leased to a tenant pursuant to a net lease; and one of which is vacant. The Partnership's primary source of liquidity is its rental income from its leased property. The lease term with respect to the Partnership's Mt. Pleasant, Iowa property expired on March 31, 2005 and the lease term with respect to the Partnership's Nebraska City, Nebraska property expires December 22, 2010, subject to the tenant exercising its right to extend the lease for up to two additional five-year terms. Pursuant to the term of the Nebraska City, Nebraska lease, the tenant is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes. The Partnership is currently responsible for all of the operating expenses and capital expenditures at its Mt. Pleasant, Iowa property.

      In March 2006, the Partnership entered into a contract to sell the Mt. Pleasant, Iowa property, subject to the buyer's due diligence. There can be no assurance that the purchaser will consummate the sale of this property. If the property is sold, it is anticipated that the sale will occur in the second quarter of 2006. It is unlikely that the Partnership will make any further distributions to its partners until a property is sold or relet.

      The level of liquidity based on cash and cash equivalents experienced a $13,000 decrease at March 31, 2006 as compared to December 31, 2005. The decrease was due to net cash used in operating activities of $13,000. Net cash used in operating activities consists of net cash used in discontinued operations of $17,000, which was partially offset by net cash provided by continuing operations of $4,000. At March 31, 2006, the Partnership had $234,000 in cash reserves which has been invested primarily in money market mutual funds.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, during 2005 the Partnership became responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the Mt. Pleasant, Iowa property.


                                    7 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      The Partnership's rental and interest income and cash reserves were sufficient at March 31, 2006, and are expected to be sufficient until the expiration of the remaining lease, to pay all of the Partnership's operating expenses.

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

      Recently Issued Accounting Standards and Pronouncements

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle by requiring retrospective application to prior period financial statements of the change in accounting principle, unless it is impractical to do so. SFAS No. 154 also requires that a change in depreciation and amortization for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have any effect on the Partnership's financial statements.

      In June 2005, the FASB ratified the EITF's consensus on Issue 04-5, "Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights." Issue 04-5 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It became effective for all newly formed limited partnerships and for any pre-existing limited partnerships that modify their partnership agreements after June 29, 2005. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The adoption of the consensus in EITF 04-5 did not have any effect on the Partnership's financial statements.

      Results of Operations

      Net income decreased by $59,000 for the three months ended March 31, 2006 as compared to 2005 due to a decrease in income from continuing operations of $5,000 and a decrease in income from discontinued operations of $54,000.


                                    8 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Results of Operations (Continued)

      Income from continuing operations decreased by $5,000 for the three months ended March 31, 2006 as compared to 2005 due to a decrease in income of $7,000, which was partially offset by a decrease in expenses of $2,000. Income decreased due to a decrease in interest on short-term investments of $7,000. Expenses decreased due to a decrease in general and administrative expenses of $2,000.

      The operations of the Partnership's Mt. Pleasant, Iowa property have been classified as discontinued operations for the three months ended March 31, 2006 and March 31, 2005, respectively. Income from discontinued operations decreased by $54,000 for the three months ended March 31, 2006 as compared to 2005. The decrease in income from discontinued operations was due to the Mt. Pleasant, Iowa property becoming vacant on March 31, 2005. For the three months ended March 31, 2006, the loss from discontinued operations of $27,000 consisted of $27,000 of expenses, with no offsetting rental income. For the three months ended March 31, 2005, the income from discontinued operations consisted of rental income of $32,000, which was partially offset by expenses of $5,000.

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


                                    9 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Small Business Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                        Dated: May 12, 2006


                                    11 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                           FORM 10-QSB MARCH 31, 2006

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