Form 10QSB
period 2006-06-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2006-08-11
CIK 315275

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

  (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

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


                                    1 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                            June 30, 2006    December 31,
                                                              (Unaudited)        2005
                                                            -------------    ------------
Assets

Real estate at cost, net of accumulated
      depreciation of $407 (2006) and $759 (2005)             $      173      $      346

Real estate held for sale, at cost, net of accumulated
      depreciation of $367 (2006)                                    158              --

Cash and cash equivalents                                            241             247

Other assets                                                           5              42

Other assets of discontinued operations                               10              --
                                                              ----------      ----------

         Total Assets                                         $      587      $      635
                                                              ==========      ==========

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                         $       24      $       39
Liabilities of discontinued operations                                34               7
                                                              ----------      ----------

         Total Liabilities                                            58              46
                                                              ----------      ----------

Partners' Capital:

Limited Partners -
   Units of Limited Partnership Interest,
   $500 stated value per Unit; authorized - 50,010
   Units; issued and outstanding - 45,646 Units                    1,115           1,170
General Partners' Deficit                                           (586)           (581)
                                                              ----------      ----------

         Total Partners' Capital                                     529             589
                                                              ----------      ----------

         Total Liabilities and Partners' Capital              $      587      $      635
                                                              ==========      ==========

                       See notes to financial statements.


                                    2 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                For The Three Months Ended     For The Six Months Ended
                                                                 June 30,       June 30,       June 30,       June 30,
                                                                   2006           2005           2006           2005
                                                                ----------     ----------     ----------     ----------
Income:

Rental income                                                   $       27     $       27     $       55     $       55
Miscellaneous income                                                    --              1             --              1
Interest on short-term investments                                       2              2              3             10
                                                                ----------     ----------     ----------     ----------

       Total income                                                     29             30             58             66
                                                                ----------     ----------     ----------     ----------

Expenses:

Depreciation                                                             5              6             10             11
Management fees                                                         --             --              1              1
General and administrative                                              33             36             62             67
                                                                ----------     ----------     ----------     ----------

       Total expenses                                                   38             42             73             79
                                                                ----------     ----------     ----------     ----------

Loss from continuing operations                                         (9)           (12)           (15)           (13)
                                                                ----------     ----------     ----------     ----------

Discontinued operations:

(Loss) income from discontinued operations                             (18)           (16)           (45)            11
                                                                ----------     ----------     ----------     ----------

Net loss                                                        $      (27)    $      (28)    $      (60)    $       (2)
                                                                ==========     ==========     ==========     ==========

Net loss allocated to general partners                          $       (2)    $       (2)    $       (5)    $       --
                                                                ==========     ==========     ==========     ==========

Loss from continuing operations allocated
    to limited partners                                         $       (9)    $      (12)    $      (14)    $      (13)

(Loss)income from discontinued operations allocated
    to limited partners                                                (16)           (14)           (41)            11
                                                                ----------     ----------     ----------     ----------
Net loss allocated to limited partners                          $      (25)    $      (26)    $      (55)    $       (2)
                                                                ==========     ==========     ==========     ==========

Loss from continuing operations per
    Unit of Limited Partnership Interest                        $    (0.19)    $    (0.26)    $    (0.30)    $    (0.28)
(Loss) income from discontinued operations per
    Unit of Limited Partnership Interest                             (0.35)         (0.31)         (0.90)          0.24
                                                                ----------     ----------     ----------     ----------

Net loss per Unit of Limited Partnership Interest               $    (0.54)    $    (0.57)    $    (1.20)    $    (0.04)
                                                                ==========     ==========     ==========     ==========

Distributions per Unit of Limited Partnership Interest          $       --     $       --     $       --     $     2.16
                                                                ==========     ==========     ==========     ==========

                       See notes to financial statements.


                                    3 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                  Units of
                                   Limited         General         Limited          Total
                                 Partnership      Partners'       Partners'       Partners'
                                  Interest         Deficit         Capital         Capital
                                 -----------     ----------      ----------      ----------
Balance - January 1, 2006            45,646      $     (581)     $    1,170      $      589

    Net loss                                             (5)            (55)            (60)
                                 ----------      ----------      ----------      ----------

Balance - June 30, 2006              45,646      $     (586)     $    1,115      $      529
                                 ==========      ==========      ==========      ==========

                       See notes to financial statements.


                                    4 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                                       For The Six Months Ended
                                                                                   June 30, 2006      June 30, 2005
                                                                                   -------------      -------------
Cash Flows From Operating Activities:

Continuing Operations
     Loss from continuing operations                                               $         (15)     $         (13)
     Adjustments to reconcile loss from continuing
       operations to net cash used in continuing operations:
         Depreciation                                                                         10                 11

     Changes in assets and liabilities:
         Decrease in other assets                                                             --                  5
         Increase (decrease) in accounts payable and accrued expenses                          4                 (8)
                                                                                   -------------      -------------

         Net cash used in continuing operations                                               (1)                (5)
                                                                                   -------------      -------------

Discontinued Operations
     (Loss) income from discontinued operations                                              (45)                11
     Adjustments to reconcile (loss) income from discontinued operations to net cash (used in) provided by discontinued operations:
         Depreciation                                                                          5                  9

     Change in assets and liabilities of discontinued operations:
         Decrease in other assets of discontinued operations                                  27                 34
         Increase in liabilities of discontinued operations                                    8                 15
                                                                                   -------------      -------------

         Net cash (used in) provided by discontinued operations                               (5)                69
                                                                                   -------------      -------------

     Net cash (used in) provided by operating activities                                      (6)                64
                                                                                   -------------      -------------

Cash Flows From Financing Activities:

     Cash distributions                                                                       --             (3,711)
                                                                                   -------------      -------------

     Cash used in financing activities                                                        --             (3,711)
                                                                                   -------------      -------------

Net decrease in cash and cash equivalents                                                     (6)            (3,647)

Cash and cash equivalents, beginning of period                                               247              3,938
                                                                                   -------------      -------------

Cash and cash equivalents, end of period                                           $         241      $         291
                                                                                   =============      =============

                       See notes to financial statements.


                                    5 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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

      The results of operations for the six and three months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

2.    Related Party Transactions

      Management fees earned by an affiliate of the Managing General Partner totaled $1,000 for each of the six months ended June 30, 2006 and June 30, 2005, respectively.

3.    Property Matters

      In March 2006, the Partnership entered into a contract to sell its Mt. Pleasant, Iowa property, subject to the buyer's due diligence, which property is currently vacant. There can be no assurance that the purchaser will consummate the sale of this property. If the property is sold, it is anticipated that the sale will occur in the third quarter of 2006.

      As a result, the operations of the Partnership's Mt. Pleasant, Iowa property have been classified as discontinued operations for the six months ended June 30, 2006 and June 30, 2005. For the six months ended June 30, 2006, the loss from discontinued operations of $45,000 consisted of $45,000 of expenses, with no offsetting rental income. For the six months ended June 30, 2005, the income from discontinued operations consisted of rental income of $32,000, which was partially offset by expenses of $21,000.


                                    6 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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

      In March 2006, the Partnership entered into a contract to sell the Mt. Pleasant, Iowa property, subject to the buyer's due diligence. There can be no assurance that the purchaser will consummate the sale of this property. If the property is sold, it is anticipated that the sale will occur in the third quarter of 2006. It is unlikely that the Partnership will make any further distributions to its partners until a property is sold or relet.

      The level of liquidity based on cash and cash equivalents experienced a $6,000 decrease at June 30, 2006 as compared to December 31, 2005. The decrease was due to net cash used in operating activities of $6,000. Net cash used in operating activities consists of net cash used in continuing operations of $1,000 and net cash used in discontinued operations of $5,000. At June 30, 2006, the Partnership had $241,000 in cash reserves which has been invested primarily in money market mutual funds.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, during 2005 the Partnership became responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the Mt. Pleasant, Iowa property.

      The Partnership's rental and interest income and cash reserves were sufficient at June 30, 2006, and are expected to be sufficient until the expiration of the remaining lease, to pay all of the Partnership's operating expenses.

      Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. The Partnership maintains cash


                                    7 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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

      Results of Operations

      Net loss increased by $58,000 for the six months ended June 30, 2006 as compared to 2005 due to an increase in loss from continuing operations of $2,000 and a decrease in income from discontinued operations of $56,000.

      Loss from continuing operations increased by $2,000 for the six months ended June 30, 2006 as compared to 2005 due to a decrease in income of $8,000, which was partially offset by a decrease in expenses of $6,000. Income decreased due to a decrease in interest on short-term investments of $7,000 and a decrease in miscellaneous income of $1,000. Expenses decreased primarily due to a decrease in general and administrative expenses of $5,000.


                                    8 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Results of Operations (Continued)

      The operations of the Partnership's Mt. Pleasant, Iowa property have been classified as discontinued operations for the six months ended June 30, 2006 and June 30, 2005, respectively. Income from discontinued operations decreased by $56,000 for the six months ended June 30, 2006 as compared to 2005. The decrease in income from discontinued operations was due to the Mt. Pleasant, Iowa property becoming vacant on March 31, 2005. For the six months ended June 30, 2006, the loss from discontinued operations of $45,000 consisted of $45,000 of expenses, with no offsetting rental income. For the six months ended June 30, 2005, the income from discontinued operations consisted of rental income of $32,000, which was partially offset by expenses of $21,000.

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


                                    9 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

Part II - Other Information

Item 6.     Exhibits

            Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    10 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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

                                    BY: ONE WINTHROP PROPERTIES, INC.
                                        Managing General Partner


                                        BY: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        BY: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer


                                        Dated: August 11, 2006


                                    11 of 18

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                            FORM 10-QSB JUNE 30, 2006

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