Form 10QSB
period 2006-09-30
WINTHROP PARTNERS 80 LTD PARTNERSHIP
filed 2006-11-14
CIK 315275

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

    |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-9684

                    Winthrop Partners 80 Limited Partnership
        (Exact name of Small Business Issuer as specified in its charter)

             Massachusetts                              04-2693546
---------------------------------------    -------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

7 Bulfinch Place, Suite 500, Boston, MA                 02114-9507
---------------------------------------    -------------------------------------
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

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheets

(In Thousands, Except Unit Data)

                                                             September 30, 2006            December 31,
                                                                 (Unaudited)                   2005
                                                             ------------------         -----------------
Assets

Real estate at cost, net of accumulated
  depreciation of $413 (2006) and $759 (2005)                 $             167         $             346

Cash and cash equivalents                                                   379                       247

Other assets                                                                  7                        42
                                                              -----------------         -----------------

    Total Assets                                              $             553         $             635
                                                              =================         =================

Liabilities and Partners' Capital

Liabilities:

Accounts payable and accrued expenses                         $              24         $              39
Distribution payable                                                        197                        --
Liabilities of discontinued operations                                       --                         7
                                                              -----------------         -----------------

    Total Liabilities                                                       221                        46
                                                              -----------------         -----------------

Partners' Capital:

Limited Partners -
  Units of Limited Partnership Interest,
  $500 stated value per Unit; authorized - 50,010
  Units; issued and outstanding - 45,646 Units                              919                     1,170
General Partners' Deficit                                                  (587)                     (581)
                                                              -----------------         -----------------

    Total Partners' Capital                                                 332                       589
                                                              -----------------         -----------------

    Total Liabilities and Partners' Capital                   $             553         $             635
                                                              =================         =================

                       See notes to financial statements.


                                    2 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                   For The Three Months Ended         For The Nine Months Ended
                                                                   September 30, September 30,       September 30, September 30,
                                                                      2006             2005             2006             2005
                                                                  ------------     ------------     ------------     ------------
Income:

Rental income                                                     $         27     $         27     $         82     $         82
Miscellaneous income                                                        --               --               --                1
Interest on short-term investments                                           2                1                5               11
                                                                  ------------     ------------     ------------     ------------

       Total income                                                         29               28               87               94
                                                                  ------------     ------------     ------------     ------------

Expenses:

Depreciation                                                                 6                6               16               16
Management fees                                                             --                1                1                2
General and administrative                                                  28               27               90               94
                                                                  ------------     ------------     ------------     ------------

       Total expenses                                                       34               34              107              112
                                                                  ------------     ------------     ------------     ------------

Loss from continuing operations                                             (5)              (6)             (20)             (18)
                                                                  ------------     ------------     ------------     ------------

Discontinued operations:

Loss from discontinued operations                                          (13)             (14)             (58)              (4)
Gain on sale of property                                                    18               --               18               --
                                                                  ------------     ------------     ------------     ------------
Income (loss) from discontinued operations                                   5              (14)             (40)              (4)
                                                                  ------------     ------------     ------------     ------------

Net loss                                                          $         --     $        (20)    $        (60)    $        (22)
                                                                  ============     ============     ============     ============

Net loss allocated to general partners                            $         (1)    $         (2)    $         (6)    $         (2)
                                                                  ============     ============     ============     ============

Loss from continuing operations allocated
  to limited partners                                             $         (4)    $         (5)    $        (18)    $        (17)

Income (loss) from discontinued operations allocated
  to limited partners                                                        5              (13)             (36)              (3)
                                                                  ------------     ------------     ------------     ------------
Net income (loss) allocated to limited partners                   $          1     $        (18)    $        (54)    $        (20)
                                                                  ============     ============     ============     ============

Loss from continuing operations per
  Unit of Limited Partnership Interest                            $      (0.09)    $      (0.11)    $      (0.39)    $      (0.37)
Income (loss) from discontinued operations per
  Unit of Limited Partnership Interest                                    0.11            (0.28)           (0.79)           (0.07)
                                                                  ------------     ------------     ------------     ------------

Net income (loss) per Unit of Limited Partnership Interest        $       0.02     $      (0.39)    $      (1.18)    $      (0.44)
                                                                  ============     ============     ============     ============

Distributions per Unit of Limited Partnership Interest            $       4.32     $         --     $       4.32     $       2.16
                                                                  ============     ============     ============     ============

                       See notes to financial statements.

                                    3 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

Statement of Partners' Capital (Unaudited)

(In Thousands, Except Unit Data)

                                  Units of
                                   Limited         General          Limited           Total
                                 Partnership      Partners'        Partners'        Partners'
                                  Interest         Deficit          Capital          Capital
                                ------------    ------------     ------------     ------------
Balance - January 1, 2006             45,646    $       (581)    $      1,170     $        589

   Net loss                               --              (6)             (54)             (60)

   Distribution to Partners               --              --             (197)            (197)
                                ------------    ------------     ------------     ------------

Balance - September 30, 2006          45,646    $       (587)    $        919     $        332
                                ============    ============     ============     ============

                       See notes to financial statements.

                                    4 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

Statements of Cash Flows (Unaudited)

(In Thousands)

                                                                              For The Nine Months Ended
                                                                       September 30, 2006  September 30, 2005
                                                                       ------------------  ------------------
Cash Flows From Operating Activities:

Continuing Operations
    Loss from continuing operations                                      $           (20)    $           (18)
    Adjustments to reconcile loss from continuing
      operations to net cash used in continuing operations:
        Depreciation                                                                  16                  16

    Changes in assets and liabilities:
        Decrease (increase) in other assets                                           35                 (16)
        (Decrease) increase in accounts payable and accrued expenses                 (15)                  6
                                                                         ---------------     ---------------

        Net cash provided by (used in) continuing operations                          16                 (12)
                                                                         ---------------     ---------------

Discontinued Operations
    Loss from discontinued operations                                                (40)                 (4)
    Adjustments to reconcile loss from discontinued operations to net cash (used in) provided by discontinued operations:
        Depreciation                                                                   4                  13
        Gain on sale of property                                                     (18)                 --

    Change in assets and liabilities of discontinued operations:
        Decrease in other assets of discontinued operations                           --                  34
        (Decrease) increase in liabilities of discontinued operations                 (7)                  7
                                                                         ---------------     ---------------

        Net cash (used in) provided by discontinued operations                       (61)                 50
                                                                         ---------------     ---------------

    Net cash (used in) provided by operating activities                              (45)                 38
                                                                         ---------------     ---------------

Cash Flows From Investing Activities:

    Net proceeds from sale of property                                               177                  --
                                                                         ---------------     ---------------

    Cash provided by investing activities                                            177                  --
                                                                         ---------------     ---------------

Cash Flows From Financing Activities:

    Cash distributions                                                                --              (3,711)
                                                                         ---------------     ---------------

    Cash used in financing activities                                                 --              (3,711)
                                                                         ---------------     ---------------

Net increase (decrease) in cash and cash equivalents                                 132              (3,673)

Cash and cash equivalents, beginning of period                                       247               3,938
                                                                         ---------------     ---------------

Cash and cash equivalents, end of period                                 $           379     $           265
                                                                         ===============     ===============

Supplemental Disclosure of Non-Cash Financing Activities

Distributions accrued to partners                                        $           197     $            --
                                                                         ===============     ===============

                       See notes to financial statements.


                                    5 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

                        NOTES TO THE FINANCIAL STATEMENTS

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

      The results of operations for the nine and three months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year.

      Certain amounts from 2005 have been reclassified to conform to the 2006 presentation.

2.    Related Party Transactions

      Management fees earned by an affiliate of the Managing General Partner totaled $1,000 and $2,000 for each of the nine months ended September 30, 2006 and September 30, 2005, respectively.

3.    Property Matters

      In March 2006, the Partnership entered into a contract to sell its Mt. Pleasant, Iowa property, subject to the buyer's due diligence. The property was sold in August 2006 to an unaffiliated third party for a gross sales price of $200,000. The Partnership received net proceeds of $177,000 after payment of closing costs of $23,000. The Partnership recognized a gain for financial reporting purposes of $18,000.

      As a result, the operations of the Partnership's Mt. Pleasant, Iowa property have been classified as discontinued operations for the nine months ended September 30, 2006 and September 30, 2005. For the nine months ended September 30, 2006, the loss from discontinued operations of $40,000 consisted of $58,000 of expenses, with an offsetting gain on sale of property of $18,000. For the nine months ended September 30, 2005, the loss from discontinued operations consisted of rental income of $32,000, which was offset by expenses of $36,000.


                                    6 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

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

      Liquidity and Capital Resources

      The Partnership continues to hold an interest in one property, located in Nebraska City, Nebraska, which is leased to a tenant pursuant to a net lease. In August 2006, the Partnership sold its Mt. Pleasant, Iowa property to an unaffiliated third party for a gross sales price of $200,000. The Partnership received net proceeds of $177,000 after payment of closing costs of $23,000. The Partnership recognized a gain for financial reporting purposes of $18,000. The Mt. Pleasant property had been vacant since March 31, 2005 when the lease term expired.

      The Partnership's primary source of liquidity is its rental income from its leased property. The lease term with respect to the Partnership's remaining property expires December 22, 2010, subject to the tenant exercising its right to extend the lease for up to two additional five-year terms. Pursuant to the term of the Nebraska lease, the tenant is responsible for substantially all of the operating expenses with respect to the property including maintenance, capital improvements, insurance and taxes.

      The level of liquidity based on cash and cash equivalents experienced a $132,000 increase at September 30, 2006 as compared to December 31, 2005. The increase is the result of $177,000 of net sale proceeds received from the sale of the Mt. Pleasant, Iowa property which was partially offset by net cash used in operating activities of $45,000. Net cash used in operating activities consists of net cash provided by continuing operations of $16,000 and net cash used in discontinued operations of $61,000. At September 30, 2006, the Partnership had $379,000 in cash reserves which has been invested primarily in money market mutual funds.

      The Partnership requires cash primarily to pay management fees and general and administrative expenses. In addition, from April 2005 through August 2006, the Partnership was responsible for operating expenses, such as real estate taxes, insurance and utility expenses associated with the Mt. Pleasant, Iowa property.


                                    7 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Liquidity and Capital Resources (Continued)

      The Partnership's rental and interest income and cash reserves were sufficient at September 30, 2006, and are expected to be sufficient until the expiration of the remaining lease, to pay all of the Partnership's operating expenses.

      Due to the net and long-term nature of the original leases, inflation and changing prices have not significantly affected the Partnership's revenues and net income. The Partnership maintains cash reserves to enable it to make potential capital improvements required in connection with the re-letting of its remaining property. The Partnership currently does not presently have plans for capital improvements at its remaining property.

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


                                    8 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

Item 2. Management's Discussion and Analysis or Plan of Operation (Continued)

      Recently Issued Accounting Standards and Pronouncements (Continued)

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which clarifies that fair value is the amount that would be exchanged to sell an asset or transfer a liability in an orderly transaction between market participants. Further, the standard establishes a framework for measuring fair value in generally accepted accounting principles and expands certain disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Partnership does not expect the adoption of SFAS 157 to have a material impact on its financial statements.

      Results of Operations

      Net loss increased by $38,000 for the nine months ended September 30, 2006 as compared to 2005 due to an increase in loss from continuing operations of $2,000 and an increase in loss from discontinued operations of $36,000.

      Loss from continuing operations increased by $2,000 for the nine months ended September 30, 2006 as compared to 2005 due to a decrease in income of $7,000, which was partially offset by a decrease in expenses of $5,000. Income decreased due to a decrease in interest on short-term investments of $6,000 and a decrease in miscellaneous income of $1,000. Expenses decreased primarily due to a decrease in general and administrative expenses of $4,000.

      The operations of the Partnership's Mt. Pleasant, Iowa property have been classified as discontinued operations for the nine months ended September 30, 2006 and September 30, 2005. Loss from discontinued operations increased by $36,000 for the nine months ended September 30, 2006 as compared to 2005. The increase in loss from discontinued operations was due to the Mt. Pleasant, Iowa property becoming vacant on March 31, 2005. For the nine months ended September 30, 2006, the loss from discontinued operations of $40,000 consisted of $58,000 of expenses, with an offsetting gain on sale of property of $18,000. For the nine months ended September 30, 2005, the loss from discontinued operations consisted of rental income of $32,000, which was offset by expenses of $36,000.

      Quantitative and Qualitative Disclosures of Market Risk

      The Partnership does not have any financial instruments that would expose it to market risk associated with the risk of loss arising from adverse changes in market rates and prices.


                                    9 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

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


                                    10 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

Part II - Other Information

Item 6. Exhibits

      Exhibits required by Item 601 of Regulation S-B are filed herewith and are listed in the attached Exhibit Index.


                                    11 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                By: One Winthrop Properties, LLC
                                    Managing General Partner

                                    By: First Winthrop Corporation
                                        Member


                                        By: /s/ Michael L. Ashner
                                            ------------------------------------
                                            Michael L. Ashner
                                            Chief Executive Officer and Director


                                        By: /s/ Thomas C. Staples
                                            ------------------------------------
                                            Thomas C. Staples
                                            Chief Financial Officer

                                    Date: November 14, 2006


                                    12 of 19

                    WINTHROP PARTNERS 80 LIMITED PARTNERSHIP
                         FORM 10-QSB SEPTEMBER 30, 2006

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